Form 10QSB
period 2001-03-31
BUCS FINANCIAL CORP
filed 2001-05-15
CIK 1125813

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended:   March 31, 2001
                                       --------------

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ________ to ________

                           SEC File Number: 000-32437
                                            ---------

                               BUCS FINANCIAL CORP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Maryland                                         52-2265986
-----------------------------------                            ----------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification No.)

10455 Mill Run Circle, Owings Mills, Maryland                  21117
---------------------------------------------                ----------
  (Address of principal executive offices)                   (Zip Code)

                                 (410) 998-5304
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


         Check whether the registrant: (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes      No   X
                                       ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of common stock as of May 14, 2001:

$0.10 Par Value Common Stock                          405,085
----------------------------                     ------------------
               Class                             Shares Outstanding

            Transitional Small Business Disclosure Format (check one)
                         Yes            No  X
                             ---           ---

                      BUCS FINANCIAL CORP AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                                                Page
                                                                                                                ----
PART I.            FINANCIAL INFORMATION
-------            ---------------------

Item 1.     Financial Statements

                  Consolidated Balance Sheets as of March 31, 2001 (unaudited)
                  and December 31, 2000 (audited).................................................................1

                  Consolidated Statements of Operations for the three months ended March 31, 2001 and 2000 (unaudited))......................................................2

                  Consolidated Statement of Changes in Stockholders' Equity for the
                  three months ended March 31, 2001 (unaudited)...................................................3

                  Consolidated Statements of Cash Flows for the three
                  months ended March 31, 2001 and 2000 (unaudited)................................................4

                  Notes to Consolidated Financial Statements......................................................5


Item 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.............................................................7


PART II.          OTHER INFORMATION
--------          -----------------


Item 1.     Legal Proceedings....................................................................................11
Item 2.     Changes in Securities and Use of Proceeds............................................................11
Item 3.     Defaults Upon Senior Securities......................................................................11
Item 4.     Submission of Matters to a Vote of Security-Holders..................................................11
Item 5.     Other Information....................................................................................11
Item 6.     Exhibits and Reports on Form 8-K.....................................................................11


Signatures

                      BUCS FINANCIAL CORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2001 AND DECEMBER 31, 2000

                                                                     (Unaudited)
                                                                       March 31      December 31
                                                                        2001            2000
                                                                    ------------    ------------
                                     ASSETS
                                     ------

Cash and cash equivalents                                           $  6,797,706    $  5,354,010
Securities available for sale                                         17,922,587      14,350,772
Securities held to maturity                                              935,493         958,194
Loans receivable, net                                                 50,022,096      49,057,095
Accrued interest, receivable                                             398,778         418,267
Property and equipment, net                                              998,263       1,040,923
Investment required by law - Federal Home Loan Bank stock                930,800         930,800
Prepaid expenses and other assets                                        942,464         987,118
                                                                    ------------    ------------
        Total assets                                                $ 78,948,187    $ 73,097,179
                                                                    ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Liabilities:
     Deposits                                                       $ 58,723,480    $ 51,441,086
     Accounts payable and other liabilities                              800,804         657,786
     Borrowed funds - Federal Home Loan Bank                          10,000,000      15,000,000
                                                                    ------------    ------------
                                                                      69,524,284      67,098,872
                                                                    ------------    ------------
Stockholders' Equity
     Preferred stock, par value $0.10 per share, 2,000,000 shares
         authorized, 0 shares issued and outstanding                           -               -
      Common stock, par value $0.10 per share, 5,000,000 shares
         authorized, 405,085 shares issued and outstanding                40,508               -
      Additional paid-in capital                                       3,507,159               -
      Retained earnings                                                6,114,923       6,026,609
      Unearned ESOP shares                                              (324,100)              -
      Accumulated other comprehensive income (loss)                       85,413         (28,302)
                                                                    ------------    ------------
                                                                       9,423,903       5,998,307
                                                                    ------------    ------------
        Total liabilities and stockholders' equity                  $ 78,948,187    $ 73,097,179
                                                                    ============    ============

The accompanying notes are an integral part of these consolidated statements.

                      BUCS FINANCIAL CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)


                                                     2001           2000
                                                 -----------    -----------
Interest income
    Loans receivable                             $ 1,058,907    $   920,233
    Securities                                       349,804        315,634
                                                 -----------    -----------
          Total interest income                    1,408,711      1,235,867
                                                 -----------    -----------
Interest expense
     Deposits                                        546,318        423,902
     Borrowed funds                                  229,305        236,615
                                                 -----------    -----------
                                                     775,623        660,517
                                                 -----------    -----------
          Net interest income                        633,088        575,350

Provision for loan losses                             45,000         20,000
                                                 -----------    -----------
                                                     588,088        555,350
                                                 -----------    -----------
Noninterest income
     Fees and service charges                        281,874        211,264
     Investment securities loss                       (4,375)             -
     Fee to process and maintain cash facility        30,000         30,000
     Other                                            48,277          4,211
                                                 -----------    -----------
          Total noninterest income                   355,776        245,475
                                                 -----------    -----------
                                                     943,864        800,825
                                                 -----------    -----------
Noninterest expense
     Compensation and benefits                       350,726        325,444
     Professional fees                                50,034         30,341
     Occupancy expense                               138,350        135,773
     Office operations                               159,080        138,779
     Other operating expense                         108,447        113,415
                                                 -----------    -----------
          Total noninterest expense                  806,637        743,752
                                                 -----------    -----------

Income before income taxes                           137,227         57,073
Income taxes                                          48,913         21,874
                                                 -----------    -----------
Net income                                       $    88,314    $    35,199
                                                 ===========    ===========
Earnings per share                                       .22            N/A
                                                 ===========    ===========
Shares used in computing earnings per share          405,085            N/A
                                                 ===========    ===========


     The  accompanying   notes  are  an  integral  part  of  these  consolidated
statements.

                      BUCS FINANCIAL CORP AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     THREE MONTH PERIOD ENDED MARCH 31, 2001
                                   (Unaudited)

                                                                                                    Accumulated
                                                                                                         Other
                                                        Unearned      Additional                    Comprehensive
                                           Common         ESOP         Paid-in        Retained          Income            Total
                                           Stock         Shares        Capital        Earnings          (Loss)            Equity
                                        -----------   ------------  -------------   ------------ ------------------       ------
Balance at December 31, 2000                $     -   $          -    $         -     $6,026,609          $(28,302)      $5,998,307

Net income for three months
    ended March 31, 2001                          -              -              -         88,314                 -           88,314

Net change in unrealized gains
(losses) on securities available
for sale, net of deferred income
tax benefit                                       -              -              -              -           113,715          113,715
                                                                                                                          ---------

Comprehensive income                              -              -              -              -                 -          202,029
                                                                                                                          ---------

Issuance of BUCS Financial Corp
    common stock                             40,508       (324,100)     3,507,159              -                 -        3,223,567
                                            -------      ---------     ----------     ----------          --------       ----------
Balance at March 31, 2001                   $40,508      $(324,100)    $3,507,159     $6,114,923          $ 85,413       $9,423,903
                                            =======      =========     ==========     ==========          ========       ==========


The accompanying notes are an integral part of these consolidated statements.

                      BUCS FINANCIAL CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                                      2001            2000
                                                                  ------------    ------------
Cash flows from operating activities
    Cash inflows
        Interest income                                           $  1,428,200    $  1,265,303
        Fees and service charges                                       281,874         211,264
        Other income                                                    48,277           4,211
                                                                  ------------    ------------
                                                                     1,758,351       1,480,778
                                                                  ------------    ------------
    Cash outflows
        General and administrative expenses                            551,970         423,332
        Interest on deposits                                           546,318         423,902
        Interest on borrowed funds                                     261,355         249,927
        Income taxes                                                     1,152         106,960
                                                                  ------------    ------------
                                                                     1,360,795       1,204,121
                                                                  ------------    ------------
Net cash provided by operating activities                              397,556         276,657
                                                                  ------------    ------------

Cash flows from investing activities
    Cash inflows
        Loan principal repayments and loan participations sold       7,871,602       4,861,186
        Proceeds from maturities and redemptions of securities
            available for sale                                       3,305,873         311,731
        Proceeds from repayments on securities held to maturity         22,701             126
                                                                  ------------    ------------
                                                                    11,200,176       5,173,043
                                                                  ------------    ------------
    Cash outflows
        Purchase of securities available for sale                    6,813,348       1,691,483
        Loan disbursements                                           8,836,603       4,709,568
        Purchase of property and equipment                              10,046          35,965
                                                                  ------------    ------------
                                                                    15,659,997       6,437,016
                                                                  ------------    ------------
Net cash used in investing activities                               (4,459,821)     (1,263,973)
                                                                  ------------    ------------

Cash flows from financing activities
    Cash inflows
        Issuance of common stock                                     3,223,567               -
        Net increases (decreases) in borrowed funds from the
            Federal Home Loan Bank                                  (5,000,000)     (3,615,000)
        Net increase in deposits                                     7,282,394       6,105,446
                                                                  ------------    ------------
Net cash provided by financing activities                            5,505,961       2,490,446
                                                                  ------------    ------------

Net increase in cash and cash equivalents                            1,443,696       1,503,130
Cash and cash equivalents, beginning of period                       5,354,010       4,870,193
                                                                  ------------    ------------
Cash and cash equivalents, end of period                          $  6,797,706    $  6,373,323
                                                                  ============    ============

Reconciliation of net income to net cash
    provided by operating activities
      Net income                                                  $     88,314    $     35,199
      Investment securities losses                                       4,375               -
      Adjustments for items not providing or not requiring cash
          or cash equivalents
              Provision for loan losses                                 45,000          20,000
              Depreciation and amortization                             52,706          47,377
      Effects of changes in operating assets and liabilities
              Accrued interest receivable                               19,489          29,436
              Prepaid expenses and other assets                         44,654         284,670
              Accounts payable and other liabilities                   143,018        (140,025)
                                                                  ------------    ------------
Net cash provided by operating activities                         $    397,556    $    276,657
                                                                  ============    ============

The accompanying notes are an integral part of these consolidated statements.

                      BUCS FINANCIAL CORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


NOTE 1 - Organization
         ------------

BUCS Financial Corp ("the Company") was incorporated under the laws of the State of Maryland in October 2000, primarily to hold all the outstanding shares of capital stock of BUCS Federal (the "Bank").

In March 2001, the Bank completed its mutual to stock conversion (the "Conversion"). In connection with the Conversion, the Company sold 405,085 shares of its common stock in a subscription offering at $10.00 per share. Upon completion of these transactions, the Bank became the wholly owned subsidiary of the Company.

The Company's primary operations are conducted by the Bank, which operates two offices, one in Owings Mills, Maryland and one in Columbia, Maryland. The Bank is principally engaged in the business of providing retail banking services, with an emphasis on residential mortgage loans and home equity, auto, and other consumer loans.

NOTE 2 - Summary of Significant Accounting Policies
         ------------------------------------------

Basics of Presentation

The accompanying consolidated financial statements include the activity of BUCS Financial Corp and its wholly-owned subsidiary BUCS Federal Bank, and the wholly-owned subsidiaries of BUCS Federal Bank, C.U. Benefits, Inc. and Armor Insurance, LLC. All material intercompany transactions have been eliminated in consolidation.

The accompanying consolidated financial statements for March 31, 2001 and the three month period ending March 31, 2001 and 2000 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading.

These consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission. The balance sheet as of December 31, 2000 has been derived from the audited financial statements at that date.

The unaudited consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the financial position of the Company as of March 31, 2001 and the results of its operations, changes in stockholders' equity, and cash flows for the three month period ended March 31, 2001. The results of interim periods are not necessarily indicative of the results expected for the full fiscal year.

Cash and Cash Equivalents

Cash and cash equivalents include interest-bearing deposits in other banks with original maturities of less than three months and Federal funds sold. Generally, Federal funds are purchased and sold for one-day periods.

Federal Home Loan Bank Stock

Federal  Home Loan Bank Stock is carried at cost.

Comprehensive Income

During 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" (SFAS No. 130"), which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The Company adopted this standard effective January 1, 1999.

Derivatives

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and cannot be applied retroactively. The Bank adopted SFAS No. 133 effective January 1, 2000. The Bank anticipates that the adoption of SFAS No. 133 will not have a material effect on its financial condition or results of operations.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3 - Earnings
         --------

Earnings per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, including any potential dilutive common shares outstanding, such as options and warrants.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

         The Company's results of operations are primarily dependent upon net interest income, which is the difference between the interest income earned on interest-earning assets, primarily loans, mortgage-backed securities, and investments, and the interest expense on interest-bearing liabilities, primarily deposits and borrowings. Net interest income may be affected significantly by general economic and competitive conditions and policies of regulatory agencies, particularly those with respect to market interest rates. The results of operations are also significantly influenced by the level of noninterest expenses, such as employee salaries and benefits, noninterest income, such as loan-related fees and fees on deposit-related services, and the provision for loan losses.

         The Management Discussion and Analysis section of this Form 10-QSB contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). These forward-looking statements may involve risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ from the results in these forward-looking statements.

Changes in Financial Condition

         The Company's total assets of $78.9 million at March 31, 2001, reflect an increase of $5.9 million as compared to $73.1 million at December 31, 2000. The increase in total assets was due in part to the receipt of proceeds from the Company's sale of 405,085 shares of common stock at $10.00 per share in connection with the Bank's mutual to stock conversion. The increase in assets was comprised of increases in cash and cash equivalents, securities available for sale, and loans receivable, net of $1.4 million, $3.6 million and $965,000, respectively.

         The increase in the Company's liabilities was due primarily to a $7.3 million increase in deposits, reflecting the cyclical nature of the Bank's deposit levels resulting from its status as a former credit union. The increase in deposits was partially offset by a $5.0 million decrease in Federal Home Loan Bank ("FHLB") advances. Changes in the components of assets, liabilities and equity are discussed herein.

         Cash and Cash Equivalents. Cash and cash equivalents, which include interest-bearing deposits in other banks with original maturities of less than three months and Liquid Cash Trust investments, totaled approximately $6.8 million at March 31, 2001, an increase of $1.4 million or almost 27%, as compared to $5.4 million at December 31, 2000. This increase was primarily due to increases in overnight deposits into interest-bearing FHLB and liquid funds investment accounts resulting from the receipt of proceeds of the Company's stock offering completed during the quarter ended March 31, 2001 and an increased inflow of payroll and employer bonus deposits late in the quarter.

         Securities Available for Sale. Securities available for sale increased by $3.6 million or 24.9%, to $17.9 million at March 31, 2001 as compared to $14.4 million at December 31, 2000, as the Company invested excess liquidity. This was primarily a result of purchases of $6.8 million of mortgage backed securities offset by maturities of securities available for sale and principal repayments on mortgage backed securities totaling $3.3 million.

     Loans Receivable, net. Net loans receivable at March 31, 2001 totaled $50.0 million, an increase of $965,000 or approximately 2.0%, as compared to $49.1 million at December 31,

2000. The increase was primarily due to originations of $8.8 million, which includes $5.4 million of consumer, $1.9 million of one-to-four family and $1.5 million of commercial loans, offset by principal repayments and loan participations sold totaling $7.9 million.

         Deposits. Total deposits, after interest credited, increased by $7.3 million or 14.2% to $58.7 million at March 31, 2001, as compared to $51.4 million at December 31, 2000. The increase was primarily due to strong demand for certificates of deposit and money market accounts as stock and mutual fund prices declined during early 2001 and the cyclical nature of the Bank's deposit levels resulting from its status as a former credit union. The size of the increase reflects the relation of number of payroll dates for several of the larger employer groups whose employees are customers of the Bank during the last month of the quarter ended March 31, 2001 to the date of the month end in addition to payment of year-end bonuses.

         FHLB Advances. FHLB advances, at March 31, 2001, totaled $10.0 million, a decrease of $5.0 million or 33.3%, as compared to $15.0 million at December 31, 2000. The Company uses FHLB advances as a supplement to deposits to fund its origination of loans and purchase of investments. Advances were paid down because the large inflow of cash from sale of common stock and deposit growth during the quarter made excess cash available which could not be immediately invested in loans or favorable term investments.

         Stockholders' Equity. Stockholders' equity totaled $9.4 million at March 31, 2001, as compared to $6.0 million at December 31, 2000. The increase of $3.4 million is primarily due to the completion during the quarter ended March 31, 2001 of the Bank's mutual to stock conversion and the proceeds from the sale of 405,085 shares of the Company's stock. In addition, earnings for the quarter ended March 31, 2001 of approximately $88,000 and a net increase in unrealized gains (losses) on securities available for sale of approximately $114,000 contributed to the increase in stockholders' equity.

Results of Operations for the Three Months Ended March 31, 2001 and 2000

         Net Income. The Company recorded net income of $88,000 for the quarter ended March 31, 2001, as compared to net income of $35,000 for the same quarter in 2000, representing a $53,000 or 150% increase. Net interest income increased by $58,000 or 10% and noninterest income increased by $110,000 or 44.9%, while noninterest expense increased by $63,000 or 8.5%. The increases in net interest income and noninterest income were partially offset by a $25,000 or 125% increase in provision for loan losses for the quarter and by a $27,000 or 123.6% increase in the provision for income taxes. Changes in the components of income and expense are discussed herein.

         Net Interest Income. Net interest income increased $58,000 or 10% for the quarter ended March 31, 2001, as compared to the same quarter in 2000. The average balance of interest- earning assets increased by $7.8 million or 12.5%, while the average yield earned thereon increased 12 basis points. The average balance of interest-bearing liabilities increased $6.4 million or 10.2% and the average rate paid thereon increased 28 basis points. The increase in earning assets is the result of the investment of the proceeds from the sale of common stock and the increase in deposit volume during February and March 2001. The average yield earned increased because 81% of the growth in earning assets came in loans rather than lower yielding investments. The increase in the average rate paid on deposits results from the fact that more deposits were in higher yielding money market and certificate of deposit accounts during the first quarter of 2001 than in the same period of 2000. The total of money market and certificate of deposit accounts equaled 47.8% and 40.1% of total deposits as of March 31, 2001 and 2000, respectively.

         The net interest rate spread, which is the difference between the yield on average interest- earning assets and the cost of average interest-bearing liabilities, decreased to 3.43% for the quarter ended March 31, 2001 from 3.59% for the same quarter in 2000. The decrease in the net interest rate spread was primarily the result of an increase in the average rate paid on certificates of deposit and FHLB advances, partially offset by an increase in the average yield earned on loans receivable and securities.

         Interest Income. Interest income increased $172,000 or 14% to $1.4 million for the quarter ended March 31, 2001, as compared to $1.2 million for the same quarter in 2000.

         Interest on loans receivable increased $139,000 or 15.1% for the quarter ended March 31, 2001, as compared to the same quarter in 2000. This increase was primarily the result of a $5.5 million increase in the average balance of loans receivable, in addition to a 20 basis point increase in the average yield earned thereon.

         Interest income on securities increased $34,000 or 10.8% for the quarter ended March 31, 2001, as compared to the same quarter in 2000. This increase was primarily the result of a $2.3 million increase in the average balance of securities, in addition to a 8 basis point increase in the average yield earned thereon.

         The average yield on the average balance of interest-earning assets was 7.96% and 7.84% for the quarter ended March 31, 2001 and 2000, respectively.

         Interest Expense. Interest expense totaled $776,000 for the quarter ended March 31, 2001, as compared to $661,000 for the same quarter in 2000. The average balance of interest- bearing liabilities increased $6.4 million, and the average rate paid thereon increased 28 basis points, resulting in a $115,000 or 17.4% increase in interest expense.

         Interest expense on deposits increased $122,000 or 28.9% for the quarter ended March 31, 2001, as compared to the same quarter in 2000. The increase was due to a 31 basis point increase in the average rate paid thereon and a $8.5 million increase in the average balance of deposits.

         Interest on FHLB advances decreased slightly to $229,000 for the quarter ended March 31, 2001, as compared to $237,000 for the same quarter in 2000. The decrease was due to a $2.1 million decrease in the average balance of advances, offset by a 59 basis point increase in the rate paid thereon. The Company uses FHLB advances as a funding source and has in the past used borrowings to supplement deposits, which are the Company's primary source of funds.

         Provision for Loan Losses. During the quarter ended March 31, 2001 and 2000, the Company established provisions for loan losses of $45,000 and $20,000, respectively. This reflected management's evaluation of the underlying credit risk of the loan portfolio and the level of allowance for loan losses. The increase in loan loss provision reflects management's decision to provide additional funding due to the sizeable increase in the total loan portfolio from March 31, 2000 to March 31, 2001 and the downturn in the general economy during early 2001.

         At March 31, 2001, the allowance for loan losses totaled $630,000 or 1.24% and 211.4% of total loans and total non-performing loans, respectively, as compared to $548,000 or 1.24% and 383.2%, respectively, at March 31, 2000. The Company's non-performing loans (non-accrual loans and accruing loans 90 days or more overdue) totaled $298,000 and $143,000 at March 31, 2001 and March 31, 2000, respectively, which represented .6% and .3% of the Company's total loans, respectively. The Company's ratio of non-performing loans to total assets was
 .4% and .2% at March 31, 2001 and March 31, 2000, respectively. The increase in non-performing loans is primarily the result of one past due mortgage loan with a balance of $116,000.

     Noninterest Income. Total noninterest income, primarily fees and service charges increased $110,000 or 44.9% for the quarter ended March 31, 2001 as compared to the same quarter in 2000. Fees and service charges increased to $282,000 for the quarter ended March 31, 2001 from $211,000 for the same quarter in 2000, a 33.4% increase. This increase reflects an emphasis on charging appropriate fees for services, such as ATM fees, insufficient funds fees, and interchange income generated by customers' use of check cards. In addition, other noninterest income, composed primarily of commissions on insurance sales by the Bank's wholly-owned subsidiary, Armor Insurance, LLC, which commenced operations in 2000, increased to $48,000 for the quarter ended March 31, 2001 from $4,000 for the same quarter in 2000.

         Noninterest Expense. Total noninterest expense increased by $63,000 or 8.5% for the quarter ended March 31, 2001, as compared to the same quarter in 2000. The increase was attributable to increases of $25,000 or 7.8% in compensation and benefits expense resulting from increases in benefit costs and normal cost of living salary increases, $20,000 or 64.9% in professional fees resulting mainly from employment of an outside firm to provide in-depth sales and service training to all employees, and $20,000 or 14.6% in office operations resulting primarily from the operating costs associated with the Bank's wholly-owned subsidiary, Armor Insurance, LLC.

         Income Tax Expense. The provision for income tax totaled $49,000 for the quarter ended March 31, 2001, as compared to $22,000 for the same quarter in 2000. The $27,000 or 123% increase was due to increased net taxable income.

Capital Requirements

         The Bank is subject to federal regulations that impose certain minimum capital requirements. Quantitative measures, established by regulation to ensure capital adequacy, require the Bank to maintain amounts and ratios of tangible and core capital to adjusted total assets and of total risk-basked capital to risk-weighted assets. On March 31, 2001, the Bank was in compliance with all of its regulatory capital requirements.

         Management believes that under current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. Events beyond the control of the Bank, such as changes in market interest rates or a downturn in the economy in areas in which the Bank operates could adversely affect future earnings and as a result, the ability of the Bank to meet its future minimum capital requirements.

                           PART II - OTHER INFORMATION

 Item 1.          Legal Proceedings.
                  -----------------

         The Bank, from time to time, is a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Bank. There were no lawsuits pending or known to be contemplated against the Bank at March 31, 2001 that would have a material effect on the Bank's operations or income.

Item 2.           Changes in Securities and Use of Proceeds.
                  -----------------------------------------

         Use of Proceeds. The Registration Statement on Form SB-2 (No. 333-47524) for which the use of proceeds information is being disclosed was declared effective by the Securities and Exchange Commission on January 16, 2001. The offering commenced on January 22, 2001 and terminated on February 22, 2001 after 405,085 shares were sold. The Registration Statement covered the issuance of 575,288 shares. The managing underwriter for the offering was Trident Securities, a division of McDonald Investments, Inc. The title of the securities registered was Common Stock, par value $0.10 per share. The aggregate price of the offering amount registered was $5,752,880, and the aggregate offering price of the amount sold was $4,050,850. The expenses incurred by the Company and the Bank in connection with the issuance and distribution of the securities were approximately $512,000, including $100,000 in underwriting fees. Such payments were not direct or indirect payments to directors, officers, general partners of the issuer or their associates, persons owning 10 percent or more of any class of equity security of the Company or affiliates of the Company. The net offering proceeds to the Company were approximately $3,540,000. Of this amount, approximately $1,770,000 was contributed to the working capital of the Bank and $1,770,000 was contributed to the working capital of the Company.

Item 3.           Defaults Upon Senior Securities
                  -------------------------------

                  Not applicable.

Item 4.           Submission of Matters to a Vote of Security-Holders.
                  ---------------------------------------------------

                  Not applicable.

Item 5.           Other Information.
                  -----------------

                  Not applicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  a)   Exhibits:

                  Exhibit 3(ii)    Amended and Restated Bylaws of BUCS Financial
                                   Corp

                  b) On March 14, 2001, the Registrant filed a Current Report on Form 8-K to report the completion of the Bank's mutual to stock conversion and the sale of 405,085 shares of common stock, par value $0.10 per share, by the Registrant in connection with the conversion.

                                   SIGNATURES



          Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      BUCS FINANCIAL CORP



Date: May 14, 2001                    By: /s/ Herbert J. Moltzan
                                          --------------------------------------
                                          Herbert J. Moltzan
                                          President and Chief Executive Officer
                                          (Duly Authorized Representative)

          Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/Herbert J. Moltzan                      /s/Herbert J. Moltzan
-------------------------------------      -------------------------------------------
Herbert J. Moltzan                         Herbert J. Moltzan
President and Chief Executive Officer      Chief Financial Officer
(Principal Executive Officer)              (Principal Financial and Accounting Officer)

Date: May 14, 2001                         Date: May 14, 2001
