Form 10QSB
period 2001-06-30
BUCS FINANCIAL CORP
filed 2001-08-14
CIK 1125813

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended:   June 30, 2001
                                       -------------

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from          to
                                    --------    --------

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
              (Registrant's telephone number, including area code)


     Check whether the registrant: (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes  X    No
                       ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of common stock as of August 14, 2001:

$0.10 Par Value Common Stock                                 405,085
----------------------------                        ------------------------
               Class                                    Shares Outstanding

            Transitional Small Business Disclosure Format (check one)
                         Yes        No  X
                             ---       ---

                      BUCS FINANCIAL CORP AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION
-------  ---------------------


Item 1.  Financial Statements

            Consolidated Balance Sheets as of June 30, 2001 (unaudited)
            and December 31, 2000 (audited)....................................1

            Consolidated Statements of Operations for the six and three month periods ended June 30, 2001 and 2000 (unaudited)...................2

            Consolidated Statements of Cash Flows for the six
            month period ended June 30, 2001 and 2000 (unaudited)..............3

            Notes to Consolidated Financial Statements.........................4


Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations..................................6


PART II. OTHER INFORMATION
-------- -----------------


Item 1.     Legal Proceedings.................................................12
Item 2.     Changes in Securities and Use of Proceeds.........................12
Item 3.     Defaults Upon Senior Securities...................................12
Item 4.     Submission of Matters to a Vote of Security-Holders...............12
Item 5.     Other Information.................................................12
Item 6.     Exhibits and Reports on Form 8-K..................................12


Signatures

                   BUCS FINANCIAL CORP AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                AS OF JUNE 30, 2001 AND DECEMBER 31, 2000


                                                                        (Unaudited)
                                                                          June 30      December 31
                                                                           2001            2000
                                                                       ------------    ------------
                            ASSETS
                            ------
Cash and cash equivalents                                              $  4,443,074    $  5,354,010
Securities available for sale                                            17,359,072      14,350,772
Securities held to maturity                                                 864,246         958,194
Loans receivable, net                                                    52,685,416      49,057,095
Accrued interest receivable                                                 294,533         418,267
Property and Equipment, net                                                 982,198       1,040,923
Investment required by law - Federal Home Loan Bank Stock                   930,800         930,800
Prepaid expenses and other assets                                           861,146         987,118
                                                                       ------------    ------------
                Total Assets                                           $ 78,420,485    $ 73,097,179
                                                                       ============    ============

                 LIABILITIES AND STOCKHOLDER'S EQUITY
                 ------------------------------------

Liabilities:
        Deposits                                                       $ 58,282,143    $ 51,441,086
        Accounts payable and other liabilities                              644,315         657,786
        Borrowed funds - Federal Home Loan Bank                          10,000,000      15,000,000
                                                                       ------------    ------------
                                                                         68,926,458      67,098,872
                                                                       ------------    ------------
Stockholder's Equity:
        Preferred stock, par value $0.10 per share, 2,000,000 shares              -               -
             authorized, 0 shares issued and outstanding
        Common stock, par value $0.10 per share, 5,000,000 shares            40,508               -
             authorized, 405,085 shares issued and outstanding            3,493,636               -
        Additional paid-in capital
        Retained Earnings                                                 6,200,252       6,026,609
        Unearned ESOP shares                                               (324,100)              -
        Accumulated other comprenhensive income (loss)                       83,731         (28,302)
                                                                       ------------    ------------
                                                                          9,494,027       5,998,307
                                                                       ------------    ------------
                Total liabilities and stockholder's equity             $ 78,420,485    $ 73,097,179
                                                                       ============    ============

The accompanying notes are an intregal part of these consolidated statements

                      BUCS FINANCIAL CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
    FOR THE SIX AND THREE MONTH PERIODS ENDED JUNE 30, 2001 AND JUNE 30, 2000
                                   (Unaudited)


                                                               Six month periods ended     Three month periods ended
                                                                       June 30                     June 30
                                                                  2001          2000           2001           2000
                                                              -----------   -----------    -----------    -----------
Interest Income
     Loans receivable                                         $ 2,084,817   $ 1,880,295    $ 1,025,910    $   960,062
     Securities                                                   678,380       651,224        328,576        335,590
                                                              -----------   -----------    -----------    -----------
          Total interest income                                 2,763,197     2,531,519      1,354,486      1,295,652
                                                              -----------   -----------    -----------    -----------
Interest expense
     Deposits                                                   1,094,232       873,194        547,914        449,292
     Borrowed funds                                               378,083       466,722        148,778        230,107
                                                              -----------   -----------    -----------    -----------
                                                                1,472,315     1,339,916        696,692        679,399
                                                              -----------   -----------    -----------    -----------
          Net interest income                                   1,290,882     1,191,603        657,794        616,253

Provision for loan losses                                          90,000        80,000         45,000         60,000
                                                              -----------   -----------    -----------    -----------
                                                                1,200,882     1,111,603        612,794        556,253
                                                              -----------   -----------    -----------    -----------
Noninterest income
     Fees and service charges                                     533,125       456,728        251,251        245,014
     Investment securities gain                                     4,375             -              -              -
     Fee to process and maintain cash facility                     60,000        60,000         30,000         30,000
     Other                                                         94,949        16,839         55,422         12,628
                                                              -----------   -----------    -----------    -----------
          Total noninterest income                                692,449       533,567        336,673        287,642
                                                              -----------   -----------    -----------    -----------
                                                                1,893,331     1,644,720        949,467        843,895
                                                              -----------   -----------    -----------    -----------
Noninterest expense
     Compensation and benefits                                    736,972       643,020        386,246        317,576
     Professional fees                                             88,445        57,569         38,411         27,228
     Occupancy Expense                                            279,802       263,869        141,452        128,096
     Office Operations                                            310,828       287,094        151,748        148,315
     Other operating expense                                      203,044       240,432         94,597        127,017
                                                              -----------   -----------    -----------    -----------
          Total noninterest expense                             1,619,091     1,491,984        812,454        748,232
                                                              -----------   -----------    -----------    -----------
Income before income taxes                                        274,240       152,736        137,013         95,663
Income taxes                                                      100,597        50,698         51,684         28,824
                                                              -----------   -----------    -----------    -----------
Net income                                                        173,643       102,038         85,329         66,839

Net change in unrealized gains/losses on securities
     available for sale, net of deferred income tax benefit       112,033       (32,466)   $    (1,682)   $   (13,182)
                                                              -----------   -----------    -----------    -----------
Comprehensve income                                           $   285,676   $    69,572    $    83,647    $    53,657
                                                              ===========   ===========    ===========    ===========
Earnings per share - basic and diluted                               0.43           N/A           0.21            N/A
                                                              -----------   -----------    -----------    -----------
Shares used in computing earnings per share                       405,085           N/A        405,085            N/A
                                                              ===========   ===========    ===========    ===========

  The accompanying notes are an integral part of these consolidated statements.

                      BUCS FINANCIAL CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                                          2001            2000
                                                                      ------------    ------------
Cash flows from operating activities
   Cash inflows
          Interest income                                             $  2,886,931    $  2,540,761
          Fees and service charges                                         533,125         456,278
          Other income                                                     129,324          16,839
                                                                      ------------    ------------
                                                                         3,549,380       3,013,878
                                                                      ------------    ------------
   Cash outflows
          General and administrative expenses                            1,425,427         987,147
          Interest on deposits                                           1,094,232         873,194
          Interest on borrowed funds                                       417,500         532,772
          Income taxes                                                       2,653         204,459
                                                                      ------------    ------------
                                                                         2,939,812       2,597,572
                                                                      ------------    ------------
Net cash provided from operating activities                                609,568         416,306
                                                                      ------------    ------------
Cash flows from investing activities
   Cash inflows
          Loan principal repayments and loan participations sold        13,925,481       9,120,917
          Proceed from maturities and redemptions of securities
                available for sale                                       9,139,285       1,236,967
          Proceeds from repayments on securities held to maturity           93,948           6,991
                                                                      ------------    ------------
                                                                        23,158,714      10,364,875
                                                                      ------------    ------------
   Cash outflows
          Purchase of securities available for sale                     12,039,927       1,600,839
          Loan disbursements                                            17,643,802      11,162,677
          Purchase of property and equipment                                46,590         395,642
                                                                      ------------    ------------
                                                                        29,730,319      13,159,158
                                                                      ------------    ------------
Net cash used by investing activities                                   (6,571,605)     (2,794,283)
                                                                      ------------    ------------
Cash flows from financing activities
   Cash inflows
          Issuance of common stock                                       3,210,044               -
          Net decreases in borrowed funds from the
              Federal Home Loan Bank                                    (5,000,000)     (3,615,000)
          Net increase in deposits                                       6,841,057       4,668,476
                                                                      ------------    ------------
Net cash provided by financing activities                                5,051,101       1,053,476
                                                                      ------------    ------------
Net decrease in cash and cash equivalents                                 (910,936)     (1,324,501)
Cash and cash equivalents, beginning of period                           5,354,010       4,870,193
                                                                      ------------    ------------
Cash and cash equivalents, end of period                              $  4,443,074    $  3,545,692
                                                                      ============    ============
Reconciliation of net income to net cash
     provided by operating activities
          Net income                                                  $    173,643    $    102,038
          Investment securities gains                                        4,375               -
          Adjustments for items not providing or not requiring cash
               or cash equivalents
                     Provision for loan losses                              90,000          80,000
                     Depreciation and amortization                         105,315         116,128
          Effects of changes in operating assets and liabilities
                     Accrued interest receivable                           123,734           9,242
                     Prepaid expenses and other assets                     125,972         344,446
                     Accounts payable and other liabilities                (13,471)       (235,548)
                                                                      ------------    ------------
Net cash provided by operating activities                             $    609,568    $    416,306
                                                                      ============    ============

The accompanying notes are an intregal part of these consolidated statements

                      BUCS FINANCIAL CORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 - Organization
         ------------

BUCS Financial Corp (the "Company") was incorporated under the laws of the State of Maryland in October 2000, primarily to hold all the outstanding shares of capital stock of BUCS Federal Bank (the "Bank").

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

NOTE 2 - Summary of Significant Accounting Policies
         ------------------------------------------

Basis of Presentation

The accompanying consolidated financial statements include the activity of BUCS Financial Corp and its wholly-owned subsidiary BUCS Federal Bank, and the wholly-owned subsidiaries of BUCS Federal Bank, C.U. Benefits, Inc. and Armor Insurance Group, LLC. All material intercompany transactions have been eliminated in consolidation.

The accompanying consolidated financial statements for June 30, 2001 and the three and six month periods ending June 30, 2001 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading.

These consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission. The balance sheet as of December 31, 2000 has been derived from the audited financial statements at that date.

The unaudited consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the financial position of the Company as of June 30, 2001, the results of its operations for the three month and six month periods ended June 30, 2001, and cash flows for the six month period ended June 30, 2001. The results of the interim periods are not necessarily indicative of the results expected for the full fiscal year.

Cash and Cash Equivalents

Cash and cash equivalents include interest-bearing deposits in other banks with original maturities of less than three months, investments in overnight investment funds with no stated maturity and Federal funds sold. Generally, Federal funds are purchased and sold for one-day periods.

Federal Home Loan Bank Stock

Federal Home Loan Bank stock is carried at cost.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 3 - Earnings
         --------

Earnings per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, including any potential dilutive common shares outstanding, such as options and warrants. At June 30, 2001, the Company did not have any potentially dilutive common shares outstanding.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

         The Company's results of operations are primarily dependent upon net interest income, which is the difference between the interest income earned on interest-earnings assets, primarily loans, mortgage-backed securities and investments, and the interest expense on interest-bearing liabilities, primarily deposits and borrowings. Net interest income may be affected significantly by general economic and competitive conditions and policies of regulatory agencies, particularly those with respect to market interest rates. The results of operations are also significantly influenced by the level of noninterest expenses such as employee salaries and benefits, noninterest income, such as loan related fees and fees on deposit related services, and the provision for loan losses.

Changes in Financial Condition

         The Company's total assets of $78.4 million at June 30, 2001, reflects an increase of $5.3 million as compared to $73.1 million at December 31, 2000. The increase in total assets was due in part to the receipt of the proceeds from the Company's sale of 405,085 shares of common stock at $10.00 per share in connection with the Bank's mutual to stock conversion completed during the first quarter of 2001. The increase in assets was comprised of increases in securities available for sale, and loans receivable, net, of $3.0 million, and $3.7 million, respectively. The increase in investments available for sale and loans receivable, net was partially offset by decreases in cash and equivalents, and miscellaneous other assets of $910,000 and $300,000, respectively.

         The increase in the Company's liabilities was due primarily to a $6.9 million increase in deposits. The increase in deposits was partially offset by a $5.0 million decrease in Federal Home Loan Bank (FHLB) advances. Changes in the components of major assets, liabilities and equity are discussed herein.

         Cash and Cash Equivalents. Cash and cash equivalents, which include interest-bearing deposits in other banks with original maturities of less than three months and Liquid Cash Trust investments, totaled approximately $4.4 million at June 30, 2001, a decrease of nearly $1.0 million or 17.0% as compared to the $5.4 million at December 31, 2000. The decrease was due to declines in overnight interest-bearing deposits at the FHLB and Liquid Cash Trust investments as the Company experienced improved demand for various Bank loan products and increased its purchases of securities available for sale.

         Securities Available for Sale. Securities available for sale increased by $3.0 million or 21.0% to $17.4 million at June 30, 2001 as compared to $14.4 million at December 31, 2000. This is primarily the result of purchases of $12.0 million of mortgage backed securities offset by maturities of available for sale investments and repayments on mortgage backed securities totaling $9.1 million.

         Loans Receivable, Net. Net loans receivable at June 30, 2001 totaled $52.7 million, an increase of $3.6 million or approximately 7.4%, as compared to $49.1 million at December 31, 2000. The increase was primarily due to originations of $17.6 million, which includes $12.2 million of consumer loans including home equity loans, $4.1 million in first mortgage loans on one-to-four-family residences, and $1.3 million of commercial loans secured by real estate in the Bank's prime lending area.

         Deposits. Total deposits, after interest credited, increased by $6.8 million or 13.3% to $58.3 million at June 30, 2001, as compared to $51.4 million at December 31, 2000. The increase was primarily due to growth of $2.4 million in regular statement savings accounts, and strong demand for certificates of deposit (CDs) and money market accounts, which increased by $2.3 million and $2.2 million, respectively.

         FHLB Advances. FHLB advances at June 30, 2001, totaled $10.0 million, a decrease of $5.0 million or 33.3%, as compared to $15.0 million at December 31, 2000. The Company uses FHLB advances as a supplement to deposits to fund its origination of loans and purchase of investments. Advances were paid down because the large inflow of cash from the sale of common stock and deposit growth during the quarter made excess cash available, which could not be immediately invested in loans or favorable term investments.

         Stockholders' Equity. Stockholders' equity totaled $9.5 million at June 30, 2001, as compared to $6.0 million at December 31 2000. The increase of $3.5 million or 58.3% was primarily due to the completion during the period ended June 30, 2001 of the Bank's mutual to stock conversion and proceeds from the sale of 405,085 shares of the Company's stock. In addition, earnings for the period ended June 30, 2001 of approximately $174,000 and a net increase in the unrealized gains (losses) on securities available for sale of approximately $112,000 contributed to the increase in stockholders' equity.

Results of Operations for the Six Months Ended June 30, 2001 and 2000

         Net Income. The company recorded net income of $174,000 for the six-month period ended June 30, 2001, as compared to $102,000 for the same period in 2000, representing a $72,000 or 70.2% increase. Net interest income increased $99,000 and noninterest income increased by $159,000, while noninterest expense increased by $127,000. The increases in interest income and noninterest income were partially offset by a $10,000 increase in provision for loan losses and by a $50,000 increase in the provision for income taxes. Changes in the components of income and expense are discussed herein.

         Net Interest Income. Net interest income increased $99,000 or 8.3% for the six-month period ended June 30, 2001, as compared to the same period in 2000. The average balance of interest-earning assets increased $7.8 million or 12.0%, while the average yield thereon decreased 20 basis points. The average balance of interest-bearing liabilities increased $5.5 million or 8.8% and the average rate paid thereon increased 4 basis points. The increase in interest-earning assets is attributed to the investment of the proceeds of the sale of 405,085 shares of common stock in February and March 2001 and to the increase in deposit volume at both of the Company's office locations. The average yield on earning assets decreased primarily due to several interest rate reductions by the Federal Reserve in the first half of 2001 as the general economy slowed. The average cost of interest-bearing liabilities increased slightly, in spite of the decline in general market rates, because more of the increase in deposits came in higher yielding money market and certificate of deposit accounts, especially in the first two months of 2001. The total of money market and certificate of deposit accounts equaled 48.8% and 42.0% of total deposits as of June 30, 2001 and 2000, respectively. The net interest rate spread, which is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, decreased to 3.26% for the six-month period ended June 30, 2001 from 3.49% for the same period in 2000. The decrease in the net interest rate spread is primarily due to the fact that as general market interest rates have fallen interest earning assets have been re-pricing faster than interest bearing liabilities.

         Interest Income. Interest income increased $232,000 or 9.2% to $2.76 million for the six-month period ended June 30, 2001, as compared to $2.53 million for the same period in 2000.

         Interest on loans receivable increased $205,000 or 10.9% for the six-month period ended June 30, 2001, as compared to the same period in 2000. The increase is mainly the result of a $5.9 million or 13.1% increase in the average balance of loans receivable, partially offset by a 17 basis point reduction in the average yield thereon.

         Interest income on securities increased by $27,000 or 4.1% for the six-month period ended June 30, 2001, as compared to the same period in 2000. The increase is the result of a $1.9 million increase in the average balance of securities partially offset by a 31 basis point decrease in the average yield on investment securities.

         The average yield on interest-earning assets was 7.58% and 7.78% for the six-month period ended June 30, 2001 and 2000, respectively.

         Interest Expense. Interest expense totaled $1.47 million for the six-month period ended June 30, 2001, as compared to $1.34 million for the same period in 2000, an increase of $132,000 or 9.9%. The average balance of interest-bearing liabilities increased $5.5 million and the average rate paid thereon increased by 4 basis points.

         Interest expense on deposits increased $221,000 or 25.3% for the six-month ended June 30, 2001, as compared to the same period in 2000. The increase was due to an increase in total average deposits of $9.1 million and an increase in the cost of average deposits of 18 basis points.

         Interest on FHLB advances decreased by $89,000 or 19.1% for the six-month period ended June 30, 2001, as compared to the same period in 2000. The decrease was due to a decrease in the average balance of advances outstanding of $3.6 million or 22.3%, partially offset by an increase in the average cost of advances of 25 basis points. The Company uses FHLB advances as a funding source and has in the past used borrowings to supplement deposits, which are the Company's primary source of funds.

         The average cost of interest-bearing liabilities was 4.33% and 4.29% for the quarters ended June 30, 2001 and 2000, respectively.

         Provision for Loan Losses. During the six-month period ended June 30, 2001 and 2000, the Company established provisions for loan losses of $90,000 and $80,000, respectively. This reflected management's evaluation of the underlying credit risk of the loan portfolio and the level of allowance for loan losses.

         At June 30, 2001, the allowance for loan losses totaled $656,000 or 1.23% and 282.8% of total loans and total non-performing loans, respectively, as compared to $574,000 or 1.16% and 466.7%, respectively at June 30, 2000. The Company's non-performing loans (non-accrual loans and accruing loans 90 days or more past due) totaled $232,000 and $123,000 at June 30, 2001 and June 30, 2000, respectively, which represents .4% and .2% of the Company's total loans, respectively. The Company's ratio of non-performing loans to total assets was
 .3% and .2% at June 30, 2001 and June 30, 2000, respectively. The increase in non-performing loans is primarily the result of one past due mortgage with a balance of $116,000.

         Noninterest Income. Total noninterest income, primarily fees and service charges, increased $159,000 or 29.8% for the six-month period ended June 30, 2001, as compared to the same period in 2000. The increase reflects an emphasis on charging appropriate fees for services, such as ATM fees, insufficient funds fees, and interchange income generated by customers' use of check cards. In addition, other noninterest income comprised mainly of commissions on insurance sales by the Bank's wholly-owned subsidiary, Armor Insurance Group, LLC, which commenced operations in 2000, increased to $61,000 for the six-month period ended June 30, 2001 from $10,000 for the same period in 2000.

         Noninterest Expense. Total noninterest expense increased by $127,000 or 8.5% for the six-month period ended June 30, 2001, as compared to the same period in 2000. This increase was attributable to increases of $94,000 or 14.6% in compensation and benefits resulting from addition of employees to both the Bank and Armor Insurance Group, LLC, increased cost for employee insurance programs, and normal cost of living increases, $31,000 or 53.6% in professional fees resulting from the hiring of an outside consulting firm to provide sales and service training to employees and the professional assistance associated with the conversion of the Bank from mutual to stock form, and $24,000 or 8.3% in office operations costs resulting mainly from operating costs associated with the Bank's wholly-owned subsidiary, Armor Insurance Group, LLC. These increases were partially offset by declines in other noninterest expenses, mainly marketing costs, of $37,000 or 15.6%. Marketing costs were high in the six-month period ended June 30, 2000 due to promotions in connection with the Bank's new Columbia branch, which held its grand opening in April 2000. These costs were not repeated in the same period in 2001.

         Income Tax Expense. The provision for income taxes totaled $101,000 for the six-month period ended June 30, 2001, as compared to $51,000 for the same period in 2000. The $50,000 or 98.4% increase is the result of increased net taxable income.


Results of Operations for the Three Months Ended June 30, 2001 and 2000

         Net Income. The company recorded net income of $85,000 for the quarter ended June 30, 2001, as compared to $67,000 for the same quarter in 2000, representing a $18,000 or 27.7% increase. Net interest income increased $42,000 and noninterest income increased by $49,000, while noninterest expense increased by $64,000. The increases in interest income and noninterest income were enhanced by a decrease in provision for loan losses during the quarter of $15,000 and partially offset by a $23,000 increase in the provision for income taxes. Changes in the components of income and expense are discussed herein.

         Net Interest Income Net interest income increased $42,000 or 6.7% for the quarter ended June 30, 2001, as compared to the same quarter in 2000. The average balance of interest-earning assets increased $7.7 million or 11.6%, while the average yield thereon decreased 50 basis points. The average balance of interest-bearing liabilities increased $4.9 million or 7.9%, and the average rate paid thereon decreased 21 basis points. The increase in interest-earning assets is attributed to the investment of the proceeds of the sale of common stock in February and March 2001 and to the increase in deposit volume at both of the Bank's office locations. The average yield on interest-earning assets and the average cost of interest-bearing liabilities both declined primarily due to several rate reductions by the Federal Reserve in the first half of 2001 as the general economy slowed. The interest earned declined somewhat faster than the cost of interest-bearing liabilities because the Company's interest-earning assets repriced more rapidly than interest-bearing liabilities and because the greatest amount of the deposit growth came in higher yielding money market and certificate of deposit accounts. The total of money market and certificate of deposit accounts equaled 48.8% and 42.0% of total deposits as of June 30, 2001 and 2000, respectively. The net interest rate spread, which is the difference between the yield on average interest-earning assets and the cost of interest-bearing liabilities, decreased to 3.21% for the quarter ended June 30, 2001 from 3.50% for the same quarter in 2000. The decrease in the net interest rate spread is primarily due to the fact that as general market interest rates have fallen interest-earning assets have been repricing faster than interest-bearing liabilities.

         Interest Income. Interest income increased $59,000 or 4.5% to $1.35 million for the quarter ended June 30, 2001, as compared to $1.30 million for the same quarter in 2000.

         Interest on loans receivable increased $66,000 or 6.9% for the quarter ended June 30, 2001, as compared to the same quarter in 2000. The increase is mainly the result of a $6.3 million or 13.9% increase in the average balance of loans receivable, partially offset by a 53 basis point reduction in the average yield on loans receivable.

         Interest income on securities decreased by $7,000 or 2.1%for the quarter ended June 30, 2001, as compared to the same quarter in 2000. The decrease is the result of a 53 basis point decrease in the average yield on investment securities, partially offset by $1.3 million or 6.6% increase in the average balance of investment securities.

         The average yield on interest-earning assets was 7.34% and 7.84% for the quarter ended June 30, 2001 and 2000, respectively.

         Interest Expense. Interest expense totaled $697,000 for the quarter ended June 30, 2001, as compared to $679,000 for the same quarter in 2000, an increase of $18,000, or 2.7%. The average balance of interest-bearing liabilities increased $4.9 million or 7.9%, however, the average rate paid thereon decreased by 21 basis points.

         Interest expense on deposits increased $99,000 or 22.0% for the quarter ended June 30, 2001, as compared to the same quarter in 2000. The increase was due to an increase in total average deposits of $9.9 million or 20.9% and an increase in the cost of average deposits of 4 basis points.

         Interest on FHLB advances decreased by $81,000 or 35.1% for the quarter ended June 30, 2001, as compared to the same period in 2000. The decrease was due to a decrease in the average balance of advances outstanding of $5 million or 33.3% and a decline in the average cost of advances of 17 basis points. The Company uses FHLB advances as a funding source and has in the past used borrowings to supplement deposits, which are the Company's primary source of funds.

         The average cost of interest-bearing liabilities was 4.13% and 4.34% for the quarters ended June 30, 2001 and 2000, respectively.

         Provision for Loan Losses. During the quarter ended June 30, 2001 and 2000, the Company established provisions for loan losses of $45,000 and $60,000, respectively. This reflected management's evaluation of the underlying credit risk of the loan portfolio and the level of allowance for loan losses. The decrease in the loan loss provision of $15,000 or 25% reflects management's decision to lower funding from the prior period based on a favorable loss history in the past several quarters.

         Noninterest Income. Total noninterest income, primarily fees and service charges, increased $49,000 or 17.0% for the quarter ended June 30, 2001, as compared to the same quarter in 2000. The increase reflects an emphasis on charging appropriate fees for services, such as ATM fees, insufficient funds fees, and interchange income generated by customers' use of check cards. In addition, other noninterest income comprised mainly of commissions on insurance sales by the Bank's wholly-owned subsidiary, Armor Insurance Group, LLC, which commenced operations in 2000, increased to $55,000 for the quarter ended June 30, 2001 from $4,000 for the same quarter in 2000.

         Noninterest Expense. Total noninterest expense increased by $64,000 or 8.6% for the quarter ended June 30, 2001, as compared to the same quarter in 2000. This increase was attributable to increases of $69,000 or 21.6% in compensation and benefits resulting from addition of employees to both the Bank and Armor Insurance Group, LLC, increased cost for employee insurance programs, and normal cost of living increases, $11,000 or 41.1% in professional fees resulting from the hiring of an outside consulting firm to provide sales and service training to employees and the professional assistance associated with the conversion of the Bank from mutual to stock form, and $13,000 or 10.4% in office occupancy costs resulting primarily from increased maintenance costs at the Bank's Columbia branch. These increases were partially offset by declines in other noninterest expenses, mainly marketing costs of $32,000 or 25.5%. Marketing costs were high in the quarter ended June 30, 2000 due to promotions in connection with the Bank's new Columbia branch, which held its grand opening in April 2000. These costs were not repeated in the same period in 2001.

         Income Tax Expense. The provision for income taxes totaled $52,000 for the quarter ended June 30, 2001, as compared to $29,000 for the same quarter in 2000. The $23,000 or 79.3% increase is the result of increased net taxable income.

Capital Requirements

         The Bank is subject to federal regulations that impose certain minimum capital requirements. Quantitative measures, established by regulation to ensure capital adequacy, require the Bank to maintain amounts and ratios of tangible and core capital to adjusted total assets and of total risk-based capital to risk-weighted assets. On June 30, 2001, the Bank was in compliance with all of its regulatory capital requirements.

         Management believes that under current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. Events beyond the control of the Bank, such as changes in market interest rates or a downturn in the economy in areas in which the Bank operates could adversely affect future earnings and, as a result, the ability of the Bank to meet its future minimum capital requirements.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

         The Registrant, from time to time, is a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which the it holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Registrant. There were no lawsuits pending or known to be contemplated against the Registrant at June 30, 2001 that would have a material effect on the Registrant's operations or income.

Item 2.  Changes in Securities and Use of Proceeds.
         -----------------------------------------

         None.

Item 3.  Defaults Upon Senior Securities.
         -------------------------------

         None.

Item 4.  Submission of Matters to a Vote of Security-Holders.
         ---------------------------------------------------

         None.

Item 5.  Other Information.
         -----------------

         During the quarter ended June 30, 2001, the Registrant delivered to two separate insurance agencies non-binding expressions of interest providing for the acquisition of such entities. The Registrant has come to agreement with both parties on the terms of such acquisitions and is currently in the process of negotiating definitive agreements to merge such entities into the Registrant's wholly-owned subsidiary, Armor Insurance Group, in exchange for cash consideration to be paid to the stockholders of such entities in installments: one-third upon consummation of the acquisition, one-third on the first anniversary of such date and the one-third on the second anniversary of such date. The total aggregate consideration to be paid in connection with the two acquisitions is approximately $324,000. The consummation of these acquisitions is expected to occur in the third quarter.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

         a)   Exhibits:

                  None

         b)   Reports on Form 8-K:

                  On April 27, 2001, the Registrant filed a Current Report on Form 8-K to report the resignation of its independent auditors. On August 1, 2001, the Registrant filed a Current Report on Form 8-K to report the engagement of new auditors.

                                   SIGNATURES



          Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       BUCS FINANCIAL CORP



Date: August 14, 2001                  By: /s/Herbert J. Moltzan
                                           -------------------------------------
                                           Herbert J. Moltzan
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

          Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




/s/Herbert J. Moltzan                      /s/Herbert J. Moltzan
-------------------------------------      --------------------------------------------
Herbert J. Moltzan                         Herbert J. Moltzan
President and Chief Executive Officer      Chief Financial Officer
(Principal Executive Officer)              (Principal Financial and Accounting Officer)

Date: August 14, 2001                      Date: August 14, 2001

