Form 10QSB
period 2001-09-30
BUCS FINANCIAL CORP
filed 2001-11-14
CIK 1125813

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended:   September 30, 2001
                                       ------------------

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from           to
                                    ---------    ---------

                           SEC File Number: 000-32437
                                            ---------

                               BUCS FINANCIAL CORP
                               -------------------
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

                                 (410) 998-5304
                                 ---------------
              (Registrant's telephone number, including area code)

     Check whether the registrant: (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   Yes  X      No
                        ---         ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of common stock as of November 12, 2001:

$0.10 Par Value Common Stock                                     405,085
----------------------------                                 ---------------
     Class                                                  Shares Outstanding


            Transitional Small Business Disclosure Format (check one)
                               Yes         No    X
                                    ---         ---

                      BUCS FINANCIAL CORP AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                             Page
                                                                                            ----
PART I.            FINANCIAL INFORMATION
-------            ---------------------

Item 1.  Financial Statements

                  Consolidated Balance Sheets as of September 30, 2001 (unaudited)
                  and December 31, 2000 (audited)..............................................1

                  Consolidated Statements of Operations for the three and nine months ended September 30, 2001 and 2000 (unaudited))...............................2

                  Consolidated Statements of Cash Flows for the nine
                  months ended September 30, 2001 and 2000 (unaudited).........................3

                  Notes to Consolidated Financial Statements...................................4

Item 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..........................................6

PART II.          OTHER INFORMATION
--------          -----------------

Item 1.     Legal Proceedings.................................................................13
Item 2.     Changes in Securities and Use of Proceeds.........................................13
Item 3.     Defaults Upon Senior Securities...................................................13
Item 4.     Submission of Matters to a Vote of Security-Holders...............................13
Item 5.     Other Information.................................................................13
Item 6.     Exhibits and Reports on Form 8-K..................................................13

Signatures

                   BUCS FINANCIAL CORP AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
              AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                                                                                               (Unaudited)
                                                                                               September 30,     December 31,
                                                                                                   2001              2000
                                                                                              -------------     -------------
                                  ASSETS
                                  ------

Cash and cash equivalents                                                                      $ 7,955,221       $ 5,354,010
Securities available for sale                                                                   17,357,987        14,350,772
Securities held to maturity                                                                        786,132           958,194
Loans receivable, net                                                                           55,244,835        49,057,095
Accrued interest receivable                                                                        298,070           418,267
Property and Equipment, net                                                                        999,072         1,040,923
Investment required by law - Federal Home Loan Bank Stock                                          930,800           930,800
Prepaid expenses and other assets                                                                  899,247           987,118
                                                                                              -------------     -------------
                Total Assets                                                                  $ 84,471,364      $ 73,097,179
                                                                                              =============     =============

                   LIABILITIES AND SHAREHOLDERS' EQUITY
                   ------------------------------------
Liabilities:
        Deposits                                                                              $ 61,588,722      $ 51,441,086
        Accounts payable and other liabilities                                                     766,869           657,786
        Borrowed funds - Federal Home Loan Bank                                                 12,500,000        15,000,000
                                                                                              -------------     -------------
                                                                                                74,855,591        67,098,872
                                                                                              -------------     -------------
Shareholders' Equity:
        Preferred stock, par value $0.10 per share, 2,000,000 shares
             authorized, 0 shares issued and outstanding                                                 -                 -
        Common stock, par value $0.10 per share, 5,000,000 shares
             authorized, 405,085 shares issued and outstanding at September 30, 2001                40,508                 -
        Additional paid-in capital                                                               3,493,636
        Retained Earnings                                                                        6,306,660         6,026,609
        Unearned ESOP shares                                                                      (324,100)                -
        Accumulated other comprenhensive income (loss)                                              99,069           (28,302)
                                                                                              -------------     -------------
                                                                                                 9,615,773         5,998,307
                                                                                              -------------     -------------
                Total liabilities and shareholders' equity                                    $ 84,471,364      $ 73,097,179
                                                                                              =============     =============

The accompanying notes are an intregal part of these consolidated statements

                      BUCS FINANCIAL CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE NINE AND THREE MONTH PERIODS ENDED
                   SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000
                                   (Unaudited)

                                                             Nine month periods ended  Three month periods ended
                                                                    September 30             September 30
                                                                 2001         2000         2001         2000
                                                              ----------   ----------   ----------   ----------
Interest Income
     Loans receivable                                         $3,166,243   $2,900,177   $1,081,426   $1,019,882
     Securities                                                  989,188      952,351      310,808      301,127
                                                              ----------   ----------   ----------   ----------
          Total interest income                                4,155,431    3,852,528    1,392,234    1,321,009
                                                              ----------   ----------   ----------   ----------
Interest expense
     Deposits                                                  1,620,999    1,344,707      526,767      471,513
     Borrowed funds                                              535,620      727,182      157,537      260,460
                                                              ----------   ----------   ----------   ----------
                                                               2,156,619    2,071,889      684,304      731,973
                                                              ----------   ----------   ----------   ----------
          Net interest income                                  1,998,812    1,780,639      707,930      589,036

Provision for loan losses                                        135,000      140,000       45,000       60,000
                                                              ----------   ----------   ----------   ----------
                                                               1,863,812    1,640,639      662,930      529,036
                                                              ----------   ----------   ----------   ----------
Noninterest income
     Fees and service charges                                    882,996      730,520      349,871      274,242
     Investment securities gain                                    4,375            -            -            -
     Fee to process and maintain cash facility                    90,000       90,000       30,000       30,000
     Other                                                       124,422       20,429       29,473        3,590
                                                              ----------   ----------   ----------   ----------
          Total noninterest income                             1,101,793      840,949      409,344      307,832
                                                              ----------   ----------   ----------   ----------
                                                               2,965,605    2,481,588    1,072,274      836,868
                                                              ----------   ----------   ----------   ----------
Noninterest expense
     Compensation and benefits                                 1,142,777      963,311      405,805      320,291
     Professional fees                                           159,774       87,228       71,329       29,659
     Occupancy Expense                                           414,250      396,526      134,448      132,657
     Office Operations                                           496,787      435,814      185,959      148,720
     Other operating expense                                     308,874      347,930      105,830      107,498
                                                              ----------   ----------   ----------   ----------
          Total noninterest expense                            2,522,462    2,230,809      903,371      738,825
                                                              ----------   ----------   ----------   ----------
Income before income taxes                                       443,143      250,779      168,903       98,043
Income taxes                                                     163,092       88,108       62,495       37,410
                                                              ----------   ----------   ----------   ----------
Net income                                                       280,051      162,671      106,408       60,633

Net change in unrealized gains/losses on securities
     available for sale, net of deferred income tax benefit      127,371       83,833   $   15,338   $  117,584
                                                              ----------   ----------   ----------   ----------
Comprehensve income                                           $  407,422   $  246,504   $  121,746   $  178,217
                                                              ==========   ==========   ==========   ==========

Earnings per share - basic and diluted                              0.69          N/A         0.26          N/A
                                                              ----------   ----------   ----------   ----------
Shares used in computing earnings per share                      405,085          N/A      405,085          N/A
                                                              ==========   ==========   ==========   ==========

  The accompanying notes are an integral part of these consolidated statements.

                      BUCS FINANCIAL CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
           FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                                           2001            2000
                                                                      ------------    ------------
Cash flows from operating activities
   Cash inflows
          Interest income                                             $  4,275,628    $  3,866,449
          Fees and service charges                                         882,996         730,520
          Other income                                                     124,422          20,429
                                                                      ------------    ------------
                                                                         5,283,046       4,617,398
                                                                      ------------    ------------
   Cash outflows
          General and administrative expenses                            2,173,572       1,414,781
          Interest on deposits                                           1,620,999       1,344,707
          Interest on borrowed funds                                       572,670         672,552
          Income taxes                                                      25,591         101,995
                                                                      ------------    ------------
                                                                         4,392,832       3,534,035
                                                                      ------------    ------------
Net cash provided from operating activities                                890,214       1,083,363
                                                                      ------------    ------------
Cash flows from investing activities
   Cash inflows
          Loan principal repayments and loan participations sold        21,585,980      13,894,214
          Proceed from maturities and redemptions of securities
                available for sale                                       9,320,848       2,049,694
          Proceeds from repayments on securities held to maturity           93,948          10,121
                                                                      ------------    ------------
                                                                        31,000,776      15,954,029
                                                                      ------------    ------------
   Cash outflows
          Purchase of securities available for sale                     12,118,203       1,698,421
          Loan disbursements                                            27,908,720      17,062,027
          Purchase of property and equipment                               120,536          63,278
                                                                      ------------    ------------
                                                                        40,147,459      18,823,726
                                                                      ------------    ------------
Net cash used by investing activities                                   (9,146,683)     (2,869,697)
                                                                      ------------    ------------
Cash flows from financing activities
   Cash inflows
          Issuance of common stock                                       3,210,044               -
          Net decreases in borrowed funds from the
              Federal Home Loan Bank                                    (2,500,000)     (3,115,000)
          Net increase in deposits                                      10,147,636       4,483,943
                                                                      ------------    ------------
Net cash provided by financing activities                               10,857,680       1,368,943
                                                                      ------------    ------------
Net increase (decrease) in cash and cash equivalents                     2,601,211        (417,391)
Cash and cash equivalents, beginning of period                           5,354,010       4,870,193
                                                                      ------------    ------------
Cash and cash equivalents, end of period                              $  7,955,221    $  4,452,802
                                                                      ============    ============

Reconciliation of net income to net cash
     provided by operating activities
          Net income                                                  $    280,051    $    162,671
          Investment securities gains                                        4,375               -
          Adjustments for items not providing or not requiring cash
               or cash equivalents
                     Provision for loan losses                             135,000         140,000
                     Depreciation and amortization                         153,637         119,399
          Effects of changes in operating assets and liabilities
                     Accrued interest receivable                           120,197          13,921
                     Prepaid expenses and other assets                      87,871          99,652
                     Accounts payable and other liabilities                109,083         547,720
                                                                      ------------    ------------
Net cash provided by operating activities                             $    890,214    $  1,083,363
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

NOTE 2 - Summary of Significant Accounting Policies
         ------------------------------------------

Basis of Presentation
---------------------

The accompanying consolidated financial statements include the activity of BUCS Financial Corp and its wholly-owned subsidiaries BUCS Federal Bank, C.U.
Benefits, Inc. and Armor Insurance Group, LLC. All material intercompany transactions have been eliminated in consolidation.

The accompanying consolidated financial statements for September 30, 2001 and the three and nine month periods ending September 30, 2001 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading.

These consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission. The balance sheet as of December 31, 2000 has been derived from the audited financial statements at that date.

The unaudited consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the financial position of the Company as of September 30, 2001, the results of its operations for the three month and nine month periods ended September 30, 2001, and cash flows for the nine month period ended September 30, 2001. The results of the interim periods are not necessarily indicative of the results expected for the full fiscal year.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents include interest-bearing deposits in other banks with original maturities of less than three months, investments in overnight investment funds with no stated maturity and Federal funds sold. Generally, Federal funds are purchased and sold for one-day periods.

Federal Home Loan Bank Stock
----------------------------

Federal Home Loan Bank stock is carried at cost.

Use of Estimates
----------------

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

Note 3 - Earnings
         --------

Earnings per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding, less unearned ESOP shares, during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, including any potential dilutive common shares outstanding, such as options and warrants. At September 30, 2001, the Company did not have any potentially dilutive common shares outstanding.

Note 4 - Accounting Pronouncements
         -------------------------

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS No. 142 will require that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually. The Company does not expect either of these standards to have a material impact on their financial position or statement of operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

         The Company may from time to time make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission (including this Quarterly Report on Form 10-QSB), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

         These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economy in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the board of governors of the federal reserve system, inflation, interest rate, market and monetary fluctuations; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); competition; and the success of the Company at managing the risks involved in the foregoing.

         The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

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

Changes in Financial Condition

         The Company's total assets of $84.5 million at September 30, 2001, reflects an increase of $11.4 million as compared to $73.1 million at December 31, 2000. The increase in total assets was due in part to the receipt of the proceeds from the Company's sale of 405,085 shares of common stock at $10.00 per share in connection with the Bank's mutual to stock conversion completed during the first quarter of 2001. The increase in assets was comprised of increases in cash and equivalents of $2.6 million, securities available for sale of $3.0 million, and loans receivable, net, of $6.2 million.

         The increase in the Company's liabilities was due primarily to a $10.1 million increase in deposits. The increase in deposits was partially offset by a $2.5 million decrease in Federal Home Loan Bank (FHLB) advances. Changes in the components of major assets, liabilities and equity are discussed herein.

         Cash and Cash Equivalents. Cash and cash equivalents, which include interest-bearing deposits in other banks with original maturities of less than three months and Liquid Cash Trust investments, totaled approximately $8.0 million at September 30, 2001, an increase of $2.6 million or 48.6% as compared to $5.4 million at December 31, 2000. The increase is due primarily to an inflow of payroll deposits on the last business day of September, totaling $3.0 million and the holding of funds for mortgage loan and mortgage backed securities commitments totaling $3.2 million. The payroll deposit inflow results from the Bank's past history as a credit union. As is common with credit unions, there is a strong tie to several employer groups whose employees use the services of the employer endorsed financial institution (credit union or bank). This results in significant cash inflows to the Bank on company pay days. The majority of this is transaction account funds and, as a result, a good portion of these deposits will flow back out during the ensuing two-week pay cycle.

         Securities Available for Sale. Securities available for sale increased by $3.0 million or 21.0% to $17.4 million at September 30, 2001 as compared to $14.4 million at December 31, 2000. This is primarily the result of purchases of $14.2 million of mortgage backed securities offset by maturities of available for sale investments and repayments on mortgage backed securities totaling $11.2 million.

         Loans Receivable, Net. Net loans receivable at September 30, 2001 totaled $55.2 million, an increase of $6.2 million or approximately 12.6%, as compared to $49.1 million at December 31, 2000. The increase was primarily due to originations of $21.9 million, which includes $15.0 million of consumer loans including home equity loans, $5.6 million in first mortgage loans on one-to-four-family residences, and $1.3 million of commercial loans secured by real estate in the Bank's prime lending area.

         Deposits. Total deposits, after interest credited, increased by $10.1 million or 19.7% to $61.6 million at September 30, 2001, as compared to $51.4 million at December 31, 2000. The increase was primarily due to strong demand for certificates of deposit (CDs) and money market accounts, which increased by $5.3 million and $1.7 million, respectively, as well as growth of statement savings accounts and non-interest bearing checking accounts of $2.4 million and $1.0 million, respectively. This strong demand is attributed to increased advertising by the Bank and to the movement of funds from stocks and mutual funds as the value of these declined.

         FHLB Advances. FHLB advances at September 30, 2001, totaled $12.5 million, a decrease of $2.5 million or 16.7%, as compared to $15.0 million at December 31, 2000. The Company uses FHLB advances as a supplement to deposits to fund its origination of loans and purchase of investments. Advances were paid down because the large inflow of cash from the sale of common stock and deposit growth during the first nine months of the year made excess cash available, which could not be immediately invested in loans or favorable term investments.

         Stockholders' Equity. Stockholders' equity totaled $9.6 million at September 30, 2001, as compared to $6.0 million at December 31 2000. The increase of $3.6 million or 60.3% was primarily due to the completion during the nine-month period ended September 30, 2001 of the Bank's mutual to stock conversion and proceeds from the sale of 405,085 shares of the Company's stock. In addition, earnings for the nine-month period ended September 30, 2001 of approximately $280,000 and a net increase in the unrealized gains (losses) on securities available for sale of approximately $127,000 contributed to the increase in stockholders' equity.

Results of Operations for the Nine Months Ended September 30, 2001 and 2000

         Net Income. The company recorded net income of $280,000 for the nine-month period ended September 30, 2001, as compared to $163,000 for the same period in 2000, representing a $117,000 or 72.2% increase. Net interest income increased $218,000 and noninterest income increased by $260,000, while the provision for loan losses decreased by $5,000. The increases in interest income and noninterest income were partially offset by a $75,000 increase in the provision for income taxes and a $292,000 increase in noninterest expense. Changes in the components of income and expense are discussed herein.

         Net Interest Income. Net interest income increased $218,000 or 12.3% for the nine-month period ended September 30, 2001, as compared to the same period in 2000. The average balance of interest-earning assets increased $9.9 million or 15.2%, while the average yield thereon decreased 51 basis points. The average balance of interest-bearing liabilities increased $6.4 million or 10.3% and the average rate paid thereon decreased 25 basis points. The increase in interest-earning assets is attributed to the investment of the proceeds of the sale of 405,085 shares of common stock in February and March 2001 and the investment of the increase in deposit volume at both of the Bank's office locations. The average yield on earning assets decreased primarily due to several interest rate reductions by the Federal Reserve throughout 2001 as the general economy slowed. The average cost of interest-bearing liabilities decreased by less than the average yield of interest-bearing assets because more of the increase in deposits came in higher costing money market and certificate of deposit accounts, especially in the first two months of 2001 and again in late summer of 2001 as general market rates continued to decline. The total of money market and certificate of deposit accounts equaled 51.6% and 44.4% of total deposits as of September 30, 2001 and 2000, respectively. The net interest rate spread, which is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, decreased to 3.26% for the nine-month period ended September 30, 2001 from 3.52% for the same period in 2000. The decrease in the net interest rate spread is primarily due to the fact that as general market interest rates have fallen interest-earning assets have been re-pricing faster than interest-bearing liabilities.

         Interest Income. Interest income increased $303,000 or 7.9% to $4.16 million for the nine-month period ended September 30, 2001, as compared to $3.83 million for the same period in 2000.

         Interest on loans receivable increased $266,000 or 9.2% for the nine-month period ended September 30, 2001, as compared to the same period in 2000. The increase is mainly the result of a $6.6 million or 14.8% increase in the average balance of loans receivable, partially offset by a 42 basis point reduction in the average yield thereon.

         Interest income on securities increased by $37,000 or 3.9% for the nine-month period ended September 30, 2001, as compared to the same period in 2000. The increase is the result of a $3.2 million or 16.4% increase in the average balance of securities partially offset by a 69 basis point decrease in the average yield on investment securities.

         The average yield on interest-earning assets was 7.43% and 7.94% for the nine-month periods ended September 30, 2001 and 2000, respectively.

         Interest Expense. Interest expense totaled $2.16 million for the nine-month period ended September 30, 2001, as compared to $2.07 million for the same period in 2000, an increase of $85,000 or 4.1%. The average balance of interest-bearing liabilities increased $6.4 million and the average rate paid thereon decreased by 25 basis points.

         Interest expense on deposits increased $276,000 or 20.5% for the nine-months ended September 30, 2001, as compared to the same period in 2000. The increase was due to an increase in the total average balance of deposits of $10.0 million, partially offset by a 3 basis point decline in the average cost of interest-bearing deposits.

         Interest on FHLB advances decreased by $191,000 or 26.3% for the nine-month period ended September 30, 2001, as compared to the same period in 2000. The decrease was due to a decrease in the average balance of advances outstanding of $3.6 million or 22.9% and a decline in the average cost of advances of 27 basis points. The Company uses FHLB advances as a funding source and has in the past used borrowings to supplement deposits, which are the Company's primary source of funds.

         The average cost of interest-bearing liabilities was 4.17% and 4.42% for the nine-month period ended September 30, 2001 and 2000, respectively.

         Provision for Loan Losses. During the nine-month period ended September 30, 2001 and 2000, the Company established provisions for loan losses of $135,000 and $140,000, respectively. This reflected management's evaluation of the underlying credit risk of the loan portfolio and the level of allowance for loan losses.

         At September 30, 2001, the allowance for loan losses totaled $669,000 or 1.19% and 213.7% of total loans and total non-performing loans, respectively, as compared to $621,000 or 1.31% and 422.4%, respectively at September 30, 2000. The Company's non-performing loans (non-accrual loans and accruing loans 90 days or more past due) totaled $313,000 and $147,000 at September 30, 2001 and September 30, 2000, respectively, which represents .6% and .3% of the Company's total loans, respectively. The Company's ratio of non-performing loans to total assets was .4% and .2% at September 30, 2001 and September 30, 2000, respectively. The increase in non-performing loans is primarily the result of one past due mortgage with a balance of $116,000.

         Noninterest Income. Total noninterest income, primarily fees and service charges, increased $261,000 or 31.0% for the nine-month period ended September 30, 2001, as compared to the same period in 2000. The increase reflects an emphasis on charging appropriate fees for services, such as ATM fees, insufficient funds fees, and interchange income generated by customers' use of check cards. In addition, other noninterest income comprised mainly of commissions on insurance sales by the Company's wholly-owned subsidiary, Armor Insurance Group, LLC, which commenced operations in 2000, increased to $113,000 for the nine-month period ended September 30, 2001 from $20,000 for the same period in 2000.

         Noninterest Expense. Total noninterest expense increased by $292,000 or 13.1% for the nine-month period ended September 30, 2001, as compared to the same period in 2000. This increase was attributable to increases of $179,000 or 18.6% in compensation and benefits resulting from addition of employees at both the Bank and Armor Insurance Group, LLC, increased cost for employee insurance programs, and normal cost of living increases, $73,000 or 83.2% in professional fees resulting from the hiring of an outside consulting firm to provide sales and service training to employees and the professional assistance associated with the conversion of the Bank from mutual to stock form, and $61,000 or 14.0% in office operations costs resulting mainly from operating costs associated with the Company's wholly-owned subsidiary, Armor Insurance Group, LLC. These increases were partially offset by declines in other noninterest expenses, mainly marketing costs, of $39,000 or 11.2%. Marketing costs were high in the nine-month period ended September 30, 2000 due to promotions in connection with the Bank's new Columbia branch, which held its grand opening in April 2000. These costs were not repeated in the same period in 2001.

         Income Tax Expense. The provision for income taxes totaled $163,000 for the nine-month period ended September 30, 2001, as compared to $88,000 for the same period in 2000. The $75,000 or 85.1% increase is the result of increased net taxable income.


Results of Operations for the Three Months Ended September 30, 2001 and 2000

         Net Income. The company recorded net income of $106,000 for the quarter ended September 30, 2001, as compared to $61,000 for the same quarter in 2000, representing a $45,000 or 75.5% increase. Net interest income increased $119,000 and noninterest income increased by $102,000, while noninterest expense increased by $165,000. The increases in interest income and noninterest income were enhanced by a decrease in provision for loan losses during the quarter of $15,000 and partially offset by a $25,000 increase in the provision for income taxes. Changes in the components of income and expense are discussed herein.

         Net Interest Income Net interest income increased $119,000 or 20.2% for the quarter ended September 30, 2001, as compared to the same quarter in 2000. The average balance of interest-earning assets increased $11.9 million or 18.3%, while the average yield thereon decreased 89 basis points. The average balance of interest-bearing liabilities increased $8.4 million or 13.5%, and the average rate paid thereon decreased 83 basis points. The increase in interest-earning assets is attributed to the increase in deposit volume at both of the Bank's office locations. The average yield on interest-earning assets and the average cost of interest-bearing liabilities both declined primarily due to several rate reductions by the Federal Reserve throughout 2001 as the general economy slowed. The yield on interest-earning assets declined slightly faster than the cost of interest-bearing liabilities because the Company's interest-earning assets repriced more rapidly than interest-bearing liabilities and because the greatest amount of the deposit growth came in higher yielding money market and certificate of deposit accounts. The total of money market and certificate of deposit accounts equaled 51.6% and 44.4% of total deposits as of September 30, 2001 and 2000, respectively. The net interest rate spread, which is the difference between average yield on interest-earning assets and the average cost of interest-bearing liabilities, decreased to 3.34% for the quarter ended September 30, 2001 from 3.40% for the same quarter in 2000. The decrease in the net interest rate spread is primarily due to the fact that as general market interest rates have fallen interest-earning assets have been repricing slightly faster than interest-bearing liabilities.

         Interest Income. Interest income increased $71,000 or 5.4% to $1.39 million for the quarter ended September 30, 2001, as compared to $1.32 million for the same quarter in 2000.

         Interest on loans receivable increased $61,000 or 6.0% for the quarter ended September 30, 2001, as compared to the same quarter in 2000. The increase is mainly the result of a $8.1 million or 17.5% increase in the average balance of loans receivable, partially offset by an 86 basis point reduction in the average yield on loans receivable.

         Interest income on securities increased by $10,000 or 3.3% for the quarter ended September 30, 2001, as compared to the same quarter in 2000. The $10,000 increase is the result of a $3.8 million or 20.4% increase in the average balance of investment securities, partially offset by 91 basis point decline in the average yield on these securities.

         The average yield on interest-earning assets was 7.23% and 8.12% for the quarter ended September 30, 2001 and 2000, respectively.

         Interest Expense. Interest expense totaled $685,000 for the quarter ended September 30, 2001, as compared to $732,000 for the same quarter in 2000, a decrease of $47,000, or 6.4%. The average balance of interest-bearing liabilities increased $8.4 million or 13.5%, however, the average rate paid thereon decreased by 83 basis points.

         Interest expense on deposits increased $55,000 or 11.7% for the quarter ended September 30, 2001, as compared to the same quarter in 2000. The increase was due to an increase in the average balance of deposits of $12.3 million or 26.3% partially offset by a decline in the average cost of deposits of 47 basis points.

         Interest on FHLB advances decreased by $102,000 or 39.2% for the quarter ended September 30, 2001, as compared to the same period in 2000. The decrease was due to a decrease in the average balance of advances outstanding of $3.9 million or 25.6% and a decline in the average cost of advances of 125 basis points. The Company uses FHLB advances as a funding source and has in the past used borrowings to supplement deposits, which are the Company's primary source of funds.

         The average cost of interest-bearing liabilities was 3.89% and 4.71% for the quarters ended September 30, 2001 and 2000, respectively.

         Provision for Loan Losses. During the quarter ended September 30, 2001 and 2000, the Company established provisions for loan losses of $45,000 and $60,000, respectively. This reflected management's evaluation of the underlying credit risk of the loan portfolio and the level of allowance for loan losses. The decrease in the loan loss provision of $15,000 or 25% reflects management's decision to lower funding from the prior period based on a favorable loss history in the past several quarters.

         Noninterest Income. Total noninterest income, primarily fees and service charges, increased $102,000 or 33.0% for the quarter ended September 30, 2001, as compared to the same quarter in 2000. The increase reflects an emphasis on charging appropriate fees for services, such as ATM fees, insufficient funds fees, and interchange income generated by customers' use of check cards. In addition, other noninterest income comprised mainly of commissions on insurance sales by the Company's wholly-owned subsidiary, Armor Insurance Group, LLC, which commenced operations in 2000, increased to $52,000 for the quarter ended September 30, 2001 from $9,000 for the same quarter in 2000.

         Noninterest Expense. Total noninterest expense increased by $165,000 or 22.3% for the quarter ended September 30, 2001, as compared to the same quarter in 2000. This increase was attributable to increases of $86,000 or 26.7% in compensation and benefits resulting from addition of employees at both the Bank and Armor Insurance Group, LLC, increased cost for employee insurance programs, and normal cost of living increases, $42,000 or 140.5% in professional fees resulting from the hiring of an outside consulting firm to provide sales and service training to employees and the professional assistance associated with the conversion of the Bank from mutual to stock form, and $37,000 or 25.0% in office operations costs resulting primarily from costs associated with the operation of the Company's wholly-owned subsidiary, Armor Insurance Group, LLC.

         Income Tax Expense. The provision for income taxes totaled $62,000 for the quarter ended September 30, 2001, as compared to $37,000 for the same quarter in 2000. The $25,000 or 67.1% increase is the result of increased net taxable income.

Capital Requirements

         The Bank is subject to federal regulations that impose certain minimum capital requirements. Quantitative measures, established by regulation to ensure capital adequacy, require the Bank to maintain amounts and ratios of tangible and core capital to adjusted total assets and of total risk-based capital to risk-weighted assets. On September 30, 2001, the Bank was in compliance with all of its regulatory capital requirements.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

         The Bank, from time to time, is a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Bank. There were no lawsuits pending or known to be contemplated against the Bank at September 30, 2001 that would have a material effect on the Bank's operations or income.

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

         None.

Item 4.  Submission of Matters to a Vote of Security-Holders.
         ---------------------------------------------------

         None.

Item 5.  Other Information.
         -----------------

         As reported in the Registrant's Form 10-QSB for the quarter ended June 30, 2001, the Registrant is in the process of acquiring two separate insurance agencies which will be merged into the Registrant's wholly-owned subsidiary, Armor Insurance Group. The consummation of these acquisitions is expected to occur in the fourth quarter. Income generated by the entities to be acquired is reflected in the Registrant's financial statements for the quarter ended September 30, 2001 pursuant to revenue sharing arrangements with these entities begun during the quarter.

         During the quarter ended September 30, 2001, the Registrant entered into an agreement to acquire property in Columbia, Maryland to be developed as a new branch office located in a new shopping center to be anchored by a 100,000 square foot Home Depot Expo store. The purchase price of the property is $975,000 and the construction expense and equipment expense for the branch building is expected to be approximately $1.0 million. The anticipated opening of this new branch location is currently late summer or early fall of 2002.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

         a)   Exhibits:

                  None.

         b)   Reports on Form 8-K:

         On August 1, 2001, the Registrant filed a Current Report on Form 8-K to report the engagement of new auditors.

                                   SIGNATURES



          Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BUCS FINANCIAL CORP

Date: November 13, 2001                By: /s/ Herbert J. Moltzan
                                           -------------------------------------
                                           Herbert J. Moltzan
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

          Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Herbert J. Moltzan                   /s/ Herbert J. Moltzan
-------------------------------------    --------------------------------------------
Herbert J. Moltzan                       Herbert J. Moltzan
President and Chief Executive Officer    Chief Financial Officer
(Principal Executive Officer)            (Principal Financial and Accounting Officer)

Date: November 13, 2001                  Date: November 13, 2001

