Form 10KSB40
period 2001-12-31
BUCS FINANCIAL CORP
filed 2002-03-28
CIK 1125813

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934
     For the fiscal year ended December 31, 2001
                               -----------------

                                      -OR-

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from             to              .
                                    -----------    -------------

                         Commission File Number: 0-32437
                                                 -------

                               BUCS Financial Corp
                               -------------------
                 (Name of Small Business Issuer in Its Charter)

           Maryland                                      52-2269586
-------------------------------            ------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)

10455 Mill Run Circle, Owings Mills, Maryland             21117
---------------------------------------------          ---------
(Address of Principal Executive Offices)               (Zip Code)

Issuer's Telephone Number, Including Area Code:    (410) 998-5304
                                                   --------------

Securities registered under Section 12(b) of the Exchange Act:   None
                                                                 -----

Securities registered under Section
12(g) of the Exchange Act:               Common Stock, par value $0.10 per share
                                         ---------------------------------------
                                                     (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X    NO        .
   -----     -------

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year: $7.1 million.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked price of the registrant's Common Stock on March 15, 2002, was $6.1 million.

         As of March 15, 2002, there were 405,085 outstanding shares of the registrant's Common Stock.

         Transitional Small Business Disclosure Format (check one): YES   NO  X
                                                                       ---   ---

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year ended December 31, 2001. (Part II)

2.   Portions  of  the  Proxy   Statement   for  the  2002  Annual   Meeting  of
     Stockholders. (Part III)

                                     PART I

Forward-Looking Statements

         BUCS Financial Corp (the "Company") may from time to time make written or oral "forward looking statements", including statements contained in the Company's filings with the Securities and Exchange Commission (including this Annual Report on Form 10-KSB and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

         These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rates, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality as compared to competitors' products and services; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks resulting from these factors.

         The Company cautions that the listed factors are not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Item 1.  Description of Business.

General

         The Company is a Maryland corporation organized in October 2000 at the direction of BUCS Federal Bank (the "Bank") to acquire all of the capital stock that the Bank issued in its conversion from the mutual to stock form of ownership (the "Conversion"). On March 14, 2001, the Bank completed the Conversion and became a wholly owned subsidiary of the Company. The Company is a unitary savings and loan holding company and conducts no significant business or operations of its own other than holding all of the outstanding stock of the Bank and investing the Company's portion of the net proceeds obtained in the Conversion.

         References to the Company or Registrant in this Annual Report on Form 10-KSB generally refer to the Company and the Bank, unless the context otherwise indicates.

         The Bank is a federally chartered stock savings bank headquartered in Owings Mills, Maryland, with one branch office located in Columbia, Maryland. The Bank is subject to examination and comprehensive regulation by the Office of Thrift Supervision ("OTS") and its deposits are federally insured by the Savings Association Insurance Fund ("SAIF"). The Bank is a member of and owns capital stock in the FHLB of Atlanta, which is one of the 12 regional banks in the FHLB System.

         The Bank was originally founded in 1970 as a federal credit union. On March 1, 1998, the Bank converted its charter to a federal mutual savings association. As a result, the Bank was able to begin serving the general public in addition to continuing to serve employee groups. The Bank is a community-oriented savings organization, providing traditional retail banking services, one- to four-family residential mortgage loans, and consumer loan products, including home equity, auto, and personal loans. Originally, the Bank operated as a typical credit union, with an emphasis on consumer lending. Since 1986, however, the Bank has also originated a substantial amount of one- to four-family residential mortgage loans. The Bank began in June 2000 to seek to originate small business loans to complement the array of commercial checking and deposit services offered by the Bank. At December 31, 2001, commercial real estate loans totaled $912,000 and commercial business loans totaled $684,000.

         During the fiscal year ended December 31, 2001, the Company acquired two separate insurance agencies which were merged into the Company's wholly-owned subsidiary, Armor Insurance Group, Inc. Armor offers a full range of individual and commercial property and casualty products primarily to depositor customers of the Bank but also to the general public.

         At December 31, 2001, the Company had total assets, deposits, and equity of $84.6 million, $61.4 million, and $9.7 million, respectively. The Bank attracts deposits from the general public and uses these deposits primarily to originate loans and to purchase investment, mortgage-backed and other securities. The principal sources of funds for the Bank's lending and investing activities are deposits, FHLB advances, the repayment and maturity of loans and sale, maturity, and call of securities. The principal source of income is interest on loans and investment and mortgage-backed securities. The principal expense is interest paid on deposits and FHLB advances.

Market Area and Competition

         The Bank operates from its main office in Owings Mills, Maryland and a full-service branch office in Columbia, Maryland. Drive-up facilities are available at the Columbia branch office. The Bank also maintains five remote ATM locations, four of which offer 24-hour access. The Bank's primary market area is Baltimore and Howard Counties, Maryland. The Bank faces substantial competition in its attraction of deposits, which are its primary source of funds for lending, and in the origination of consumer, real estate, and commercial loans. The Bank's competition for deposits and loans historically has come from local and regional commercial banks, thrift institutions, and credit unions located in the Bank's primary market area. The Bank also competes with mortgage banking companies for real estate loans, and commercial banks and savings institutions for consumer loans; and faces competition for investor funds from mutual fund accounts, short-term money funds and corporate and government securities.

         During the quarter ended September 30, 2001, the Bank entered into an agreement to acquire property in Columbia, Maryland to be developed as a new branch office located in a new shopping center to be anchored by a 100,000 square foot Home Depot Expo store. The purchase price of the property was $975,000 and the construction expense and equipment expense for the branch building is expected to be approximately $1.3 million. The anticipated opening of this new branch location is currently fall of 2002.

Lending Activities

         Loan   Portfolio   Composition.   The  following   table  analyzes  the
composition of the Bank's loan portfolio by loan category at the dates indicated.


                                                      At December 31,
                               -------------------------------------------------
                                      2001                         2000
                               ---------------------        --------------------
                                   Amount    Percent           Amount    Percent
                                   ------    -------           ------    -------
                                              (Dollars in thousands)
Type of Loans:
-------------
Mortgage loans:
  Residential...................  $17,238     28.72%           $13,609    27.24%
  Land..........................        5      0.01                 -         -
  Commercial real estate........      912      1.52                950     1.90

Commercial loans..............        684      1.14                 -         -

Consumer loans:
  Home equity loans...........     19,045     31.73             13,440    26.90
  Auto loans..................     17,563     29.26             18,221    36.46
  Other.......................      4,577      7.62              3,745     7.50
                                   ------     -----             ------    -----
Total loans...................     60,024    100.00%            49,965   100.00%
                                             ======                      ======
Less:
  Allowance for loan losses...       (663)                        (600)
                                   ------                       ------
Total loans, net..............    $59,361                      $49,365
                                   ======                       ======

         Loan Maturity Schedule. The following table sets forth the maturity or repricing of Bank's loan portfolio at December 31, 2001. Demand loans, loans having no stated maturity and overdrafts are shown as due in one year or less.


                                                                             Auto and
                                      Commercial                   Home      Other
                   Residential  Land  Real Estate    Commercial   Equity    Consumer     Total
                   -----------  ----  -----------    ----------   ------    ----------   ------
                                                  (In thousands)
Amounts Due:
Within 1 Year......   $   120   $   -     $330          $ 61      $    74     $ 4,434  $ 5,019
                        -----    ----      ---          ----       ------      ------   ------
After 1 year:
  1 to 3 years.....        31       -        -            12          509       5,836    6,388
  3 to 5 years.....        90       -        -           257        1,748      10,825   12,915
  5 to 10 years....       679       5      189           354        7,248         940    9,415
  10 to 15 years...     6,304       -        -             -        4,365          80   10,749
  Over 15 years....    10,014       -      393             -        5,105          25   15,537
                        -----    ----      ---          ----       ------      ------   ------
Total due after
   one year........    17,118       5      582           623       18,971      17,706   55,005
                        -----    ----      ---          ----       ------      ------   ------
Total amount due...   $17,238   $   5     $912          $684      $19,045     $22,140  $60,024
                       ======    ====      ===           ===       ======      ======   ======


         The following table sets forth the dollar amount of all loans at December 31, 2001 due after December 31, 2002, which have pre-determined interest rates and which have floating or adjustable interest rates.


                                                       Floating or
                                        Fixed Rates  Adjustable Rates   Total
                                        -----------  ----------------  -------
                                                      (In thousands)

Residential..........................      $12,676        $ 4,562      $17,238
Commercial Real Estate and Land......          329            588          917
Commercial...........................           53            631          684
Home equity loans....................        8,558         10,487       19,045
Auto and other consumer..............       18,305          3,835       22,140
                                           -------        -------      -------
  Total..............................      $39,921        $20,103      $60,024
                                           =======        =======      =======


         Consumer Loans. As of December 31, 2001, consumer loans amounted to $41.2 million or 68.62% of the Bank's total loan portfolio and consisted primarily of home equity loans and auto loans. To a lesser extent, the Bank originates personal loans (secured and unsecured), savings secured loans (deposit loans), and personal lines of credit. Consumer loans are originated in the Bank's market area and generally have maturities of up to 5 years for consumer loans and 15 years for home equity loans. For saving secured loans, the Bank will generally lend up to 100% of the account balance.

         Residential Lending. The Bank's primary residential lending activity consists of the origination of one- to four-family mortgage loans secured by property located in the Bank's market area. The Bank generally originates single-family residential mortgage loans in amounts up to 80% of the lesser of the appraised value or selling price of the mortgaged property without requiring private mortgage insurance. The Bank will originate a mortgage loan in an amount up to 95% of the lesser of the appraised value or selling price of a mortgaged property, however, private mortgage insurance is generally required on the amount financed in excess of 80%.

         The Bank originates both fixed rate and adjustable rate mortgage loans. The fixed rate mortgage loans have terms of 15 to 30 years. Adjustable rate mortgage loans are tied to the 1-year U.S. Treasury Security Index or the 3-year Treasury Security Index.

         The Bank generally makes its fixed rate mortgage loans to meet the secondary mortgage market standards of the Federal Home Loan Mortgage Corporation ("FHLMC") but also makes non-conforming loans. While the Bank is an approved FHLMC seller/servicer, generally it has not sold mortgage loans in the secondary mortgage market. However, the Bank may in the future sell fixed rate mortgage loans in the secondary market, as market conditions and the Bank's own portfolio needs dictate.

         Substantially all of the Bank's residential mortgages include "due on sale" clauses, which are provisions giving the Bank the right to declare a loan immediately payable if the borrower sells or otherwise transfers an interest in the property to a third party.

         Commercial Business Loans. Since late 2000, the Bank has been expanding its commercial lending activity. Loans are generally made to small businesses in the Bank's market area. Loans have been made for both commercial real estate and other commercial purposes. Approximately one-half of the commercial loan activity to date has been in conjunction with the guarantee programs of the Small Business Administration (SBA). In December 2001, the Bank hired a second commercial account officer in an effort to further expand commercial loan business.

         Loans to One Borrower. Under federal law, savings institutions have, subject to certain exemptions, lending limits to one borrower in an amount equal to the greater of $500,000 or 15% of the institution's unimpaired capital and surplus. As of December 31, 2001, the Bank's largest aggregation of loans to one borrower was $482,000, consisting of one loan secured by residential real estate, two loans secured by investment property and a guaranty of $75,000 on a commercial loan, which was within the Bank's legal lending limit to one borrower at that date. At December 31, 2001, the loans were current.

         Loan Commitments. The Bank gives written commitments to prospective borrowers on all approved real estate loans. Generally, the commitment requires acceptance within 60 days of the date of the issuance. The total amount of the Bank's commitments to extend credit for mortgage loans as of December 31, 2001, was $1.1 million excluding commitments on lines of credit of $14.0 million.

Non-performing Loans and Problem Assets

         Loans are reviewed on a regular basis and are placed on a non-accrual status when they are more than 90 days delinquent. Loans may be placed on a non-accrual status at any time if, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. At December 31, 2001, the Bank had $250,000 of loans that were held on a non-accrual basis.

         Non-Performing Assets. The following table provides information regarding the Bank's non-performing loans and other non-performing assets at the dates indicated. As of each of the dates indicated, the Bank did not have any troubled debt restructurings within the meaning of Statement of Financial Accounting Standards No. 15.

                                                                                  At December 31,
                                                                                -------------------
                                                                                2001           2000
                                                                                ----           ----
                                                                                   (In thousands)

Loans accounted for on a non-accrual basis:
Mortgage loans:
  Residential.........................................................          $116          $  -
Consumer loans:
  Home equity loans...................................................             -             -
  Other consumer......................................................           134            98
                                                                                ----          ----
Total.................................................................          $250          $ 98
                                                                                ====          ====
Accruing loans which are contractually past due 90 days or more:
Mortgage loans:
  Residential ........................................................          $  -          $  -
  All other mortgage loans............................................             -             -
Consumer loans:
  Home equity and second mortgages....................................             -             -
  Other consumer......................................................             -             -
                                                                                ----          ----
Total.................................................................          $  -          $  -
                                                                                ====          ====
Total non-performing loans............................................          $250          $ 98
                                                                                ====          ====
Other non-performing assets...........................................          $  -          $ 18
                                                                                ====          ====
Total non-performing assets...........................................          $250          $116
                                                                                ====          ====
Total non-performing loans to net loans...............................          0.42%         0.20%
                                                                                ====          ====
Total non-performing loans to total assets............................          0.30%         0.14%
                                                                                ====          ====
Total non-performing assets to total assets...........................          0.30%         0.16%
                                                                                ====          ====


         For the year ended December 31, 2001, the amount of interest that would have been recorded on loans accounted for on a non-accrual basis if those loans had been current according to the original loan agreements for the entire year was $17,800. This amount was not included in the Bank's interest income for the year.

         Classified Assets. Management, in compliance with OTS guidelines, has instituted an internal loan review program, whereby loans are classified as special mention, substandard, doubtful or loss. When a loan is classified as substandard or doubtful, management is required to establish a valuation reserve for loan losses in an amount considered prudent by management. When management classifies a loan as a loss asset, a reserve equal to 100% of the loan balance is required to be established or the loan is to be charged-off. This allowance for loan losses is composed of an allowance for both inherent risk associated with lending activities and particular problem assets.

         An asset is considered "substandard" if it is inadequately protected by the paying capacity and net worth of the obligor or the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make collection or liquidation in full, highly questionable and improbable, on the basis of currently existing facts, conditions, and values. Assets classified as "loss' are those considered uncollectible and of so little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to a sufficient degree of risk to warrant classification in one of the aforementioned categories but possess credit deficiencies or potential weaknesses are required to be designated as "special mention" by management.

         Management's evaluation of the classification of assets and the adequacy of the allowance for loan losses is reviewed by the Board on a regular basis and by the regulatory agencies as part of their examination process. The following table discloses the Bank's classification of its assets as of December 31, 2001. At December 31, 2001, all of the classified assets were loans.



                                                   At December 31, 2001
                                                   --------------------
                                                     (In thousands)

                 Substandard(1)..............             $296
                 Doubtful(2).................              246
                 Loss(3).....................               73
                                                          ----
                   Total.....................             $615
                                                          ====
-----------------
(1) Consisting of one mortgage loan of $63,000, three home equity loans with an aggregate total of $37,000 and twenty-seven consumer loans with an aggregate total of $196,000.
(2) Consisting of one mortgage loan of $116,000, two home equity loans with an aggregate total of $35,000 and seventeen consumer loans with an aggregate total of $95,000.
(3)      All consumer loans.


         Allowance for Loan Losses. The Bank segregates the loan portfolio for loan losses into the following broad categories: residential real estate, commercial real estate, commercial loans and consumer loans. The Bank also separately evaluates all non-performing loans individually. The Bank provides for a general allowance for losses inherent in the portfolio by the above categories, which consists of two components. General loss percentages are calculated based upon historical analyses and other factors. A supplemental portion of the allowance is calculated for inherent losses which probably exist as of the evaluation date even though they might not have been identified by the more objective processes used. This is due to the risk of error and/or inherent imprecision in the process. This portion of the allowance is particularly subjective and requires judgments based on qualitative factors which do not lend themselves to exact mathematical calculations such as:

o    trends in delinquencies and nonaccruals;
o    trends in volume, terms and portfolio mix;
o    new credit products;
o    changes in lending policies and procedures;
o    changes in the outlook for the local, regional and national economy; and
o    peer group comparisons.

         It is the Bank's policy to review its loan portfolio, in accordance with regulatory classification procedures, on at least a quarterly basis. Additionally, the Bank maintains a program of reviewing loan applications prior to making the loan and immediately after loans are made in an effort to maintain loan quality.

         The Bank's management evaluates the need to establish reserves against losses on loans and other assets based on estimated losses on specific loans and on any real estate held for sale or investment when a finding is made that a loss is estimable and probable. This evaluation includes a review of all loans for which full collectibility may not be reasonably assured and considers, among other matters: (1) the estimated market value of the underlying collateral of problem loans, (2) prior loss experience, (3) economic conditions and (4) overall portfolio quality.

         Provisions for losses are charged against earnings in the period they are established. The Bank made $180,000 in provisions for loan losses for the year ended December 31, 2001.

         While the Bank believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to significantly increase its allowance for loan losses, or that general economic conditions, a deteriorating real estate market, or other factors will not cause the Bank to significantly increase its allowance for loans losses, which would negatively affect the Bank's financial condition and earnings.

         In making loans, the Bank recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a secured loan, the quality of the security for the loan.

         The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:


                                                    At December 31,
                                               ------------------------
                                                 2001             2000
                                               --------         -------
                                                     (In thousands)

Allowance balance (at beginning of period)...  $    600         $    560
                                                -------          -------
Provision for loan losses....................       180              180
                                                -------          -------
Charge-offs:
  Residential real estate....................        --               --
  Commercial real estate.....................        --               --
  Consumer...................................      (166)            (221)
Recoveries...................................        49               81
                                                -------          -------
Net (charge-offs) recoveries.................      (117)            (140)
                                                -------          -------
Allowance balance (at end of period).........   $   663          $   600
                                                -------          -------
Total loans outstanding......................   $60,024          $49,965
                                                =======          =======
Average loans outstanding....................   $53,114          $45,866
                                                =======          =======
Allowance for loan losses as
  a percent of total loans outstanding.......     1.11%            1.20%
                                                  ====             ====
Net loans charged off as a percent of
average loans outstanding....................     0.22%            0.31%
                                                  ====             ====


         Allocation of Allowance for Loan Losses. The following table sets forth the allocation of the Bank's allowance for loan losses by collateral and the percent of loans in each category to total loans receivable, net, at the dates indicated. The portion of the loan loss allowance allocated to each loan category does not represent the total available for losses which may occur within the loan category since the total loan loss allowance is a valuation reserve applicable to the entire loan portfolio.

                                                    At December 31,

                                                 2001             2000
                                       -------------------   -------------------
                                               Percent of             Percent of
                                                Loans to               Loans to
                                       Amount  Total Loans   Amount  Total Loans
                                       ------  -----------   ------  -----------
                                                (Dollars in thousands)
At end of period allocated to:
Mortgage loans:
Residential:
  Permanent.......................       $285      28.73%     $199      27.24%
  Commercial real estate..........          -       1.52        -        1.90

  Commercial loans................          -       1.14        -           -

Consumer Loans:                                                             -
  Home equity loans...............         26      31.73       58       26.90
  Auto loans......................        198      29.26      175       36.46
  Other...........................        154       7.62      168        7.50
                                         ----     ------     ----      ------
Total allowance...................       $663     100.00%    $600      100.00%
                                         ====     ======     ====      ======

Investment Activities

         General. Federally chartered savings associations have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various government agencies and government-sponsored entities (including securities collateralized by mortgages), certain certificates of deposits of insured banks and savings institutions, municipal securities, corporate debt securities and loans to other banking institutions.

         Investment Securities. The Bank maintains a portfolio of investment securities, classified as either available for sale or held to maturity. At December 31, 2001, all of the Bank's investment securities consisted of U.S. government agency and government-sponsored entity obligations with varying characteristics as to rate, maturity and call provisions. Callable securities, representing 100% of the Bank's U.S. government agency and government-sponsored entity obligations, totalling approximately $1.0 million at December 31, 2001, could reduce the Bank's investment yield if these securities are called prior to maturity. At December 31, 2001, the Bank did not have any investments in the obligations of state or local governments.

         Mortgage-backed Securities. The mortgage-backed securities in the Bank's portfolio are classified as either available for sale or held to maturity. The securities are participation certificates that are secured by interest in pools of mortgages. At December 31, 2001, the Bank held mortgage-backed securities that were issued and guaranteed by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC").

         Mortgage-backed securities typically are issued with stated principal amounts. The securities are backed by pools of mortgages that have loans with interest rates that are within a set range and have varying maturities. The underlying pool of mortgages can be composed of either fixed-rate or adjustable rate mortgage loans. The interest rate risk characteristics of the underlying pool of mortgages, including fixed- rate or adjustable-rate, and the prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

         Collateralized Mortgage Obligations ("CMOs"). The Bank also invests in CMOs, issued or sponsored by FNMA and FHLMC. The Bank's investment policy classifies CMO's as mortgage derivative products, with the investment restrictions applicable to such category as described above. CMOs are a type of debt security that aggregates pools of mortgages and mortgage-backed securities and creates different classes of CMO securities with varying maturities and amortization schedules as well as a residual interest with each class having different risk characteristics. The cash flows from the underlying collateral are usually divided into "tranches" or classes whereby tranches have descending priorities with respect to the distribution of principal and interest repayment of the underlying mortgages and mortgage-backed securities as opposed to pass through mortgage-backed securities where cash flows are distributed pro rata to all security holders. Unlike mortgage-backed securities from which cash flow is received and prepayment risk is shared pro rata by all securities holders, cash flows from the mortgages and mortgage-backed securities underlying CMOs are paid in accordance with a predetermined priority to investors holding various tranches of the securities or obligations. A particular tranche or class may carry prepayment risk which may be different from that of the underlying collateral and other tranches.

         Other Securities. Other securities used by the Bank, but not necessarily included in the investment portfolio, consist of equity securities, interest-bearing deposits and federal funds sold. Equity securities owned at December 31, 2001 consist of a $931 investment in FHLB of Atlanta common stock (this amount is not shown in the securities portfolio). As a member of the FHLB of Atlanta, ownership of FHLB of Atlanta common shares is required. The remaining securities provide diversification and complement the Bank's overall investment strategy.

         The following table sets forth the carrying value of the Bank's investment securities portfolio at the dates indicated.

                                                                                       At
                                                                                    December 31,
                                                                                 -------------------
                                                                                   2001       2000
                                                                                 --------   --------

Securities Held to Maturity:
---------------------------
Collateralized mortgage obligations.........................................    $     723  $     958
                                                                                 --------   --------
 Total securities held to maturity...........................................         723        958
                                                                                 --------   --------

Securities available for sale (at fair value):
---------------------------------------------
 U.S. government agency and government-sponsored entity securities ..........         990      6,475
 Mortgage-backed securities..................................................      18,113      7,876
                                                                                 --------   --------
 Total securities available for sale.........................................      19,103     14,351
                                                                                 --------   --------
 Total.......................................................................    $ 19,826   $ 15,309
                                                                                 ========   ========

         The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Bank's investment and mortgage- backed securities portfolio at December 31, 2001.






                                                                     At December 31, 2001
                            -----------------------------------------------------------------------------------------------------
                            One Year or Less  One to Five Years Five to Ten Years More than Ten Years Total Investment Securities
                            ----------------  ----------------- ----------------- ------------------- ---------------------------

                            Amortized Average Amortized Average Amortized Average Amortized Average   Amortized Average Estimated
                              Cost     Yield    Cost     Yield    Cost     Yield    Cost     Yield      Cost     Yield Fair Value
                            --------- ------- --------- ------- --------- ------- --------- --------  --------- ------ ----------
                                                                        (Dollars in thousands)

U.S. government agency and
  government-sponsored
  entity securities......... $ -         -%    $1,000   4.10%    $    -     -%    $    -       -%     $ 1,000    4.10%  $   990
Collateralized mortgage
   obligations..............   -         -        347   6.23        376  5.45          -       -          723    5.81       730

Mortgage-backed securities
(1).........................   -         -      6,674   5.83      4,363  6.03      7,029    5.28       18,066    5.28    18,113
                             ---       ---     ------   ----     ------  ----     ------    ----      -------    ----   -------
  Total..................... $ -         -%    $8,021   5.63%    $4,739  5.98%    $7,029    5.28%     $19,789    5.60%  $19,833
                             ===       ===     ======   ====     ======  ====     ======    ====      =======    ====   =======


-------------------
(1) The totals include $7,029 of adjustable rate securities that reprice annually.

Sources of Funds

         General. Deposits are the major source of the Bank's funds for lending and other investment purposes. Borrowings (principally from the FHLB) are used to supplement the amount of funds for lending and investment. In addition to deposits and borrowings, the Bank derives funds from loan and mortgage-backed securities principal repayments, and proceeds from the maturity, call and sale of mortgage- backed securities and investment securities. Loan and mortgage-backed securities payments are a relatively stable source of funds, while deposit inflows are significantly influenced by general interest rates and money market conditions.

         Deposits. The following table sets forth for the years ended December 31, 2000 and 2001 the average amount of and average rate paid on each of the following deposit categories: non-interest bearing demand deposits, money market accounts, IRAs, savings deposits, and time deposits.


                                                   Average Balance                        Average Balance
                                                 for the year ended                     for the year ended
                                                    December 31,          Average          December 31,           Average
Category                                                2001           Interest Rate           2000            Interest Rate
--------                                          ------------------   -------------    -------------------    -------------
                                                                           (Dollars in thousands)


Non-interest bearing demand deposits.........      $   7,499               -%               $ 6,315                -%
Money Market and floating rate
   IRA accounts..............................         10,701             2.52                 8,277              5.27
Statement savings deposits...................         21,458             2.00                20,493              3.00
Time deposits................................         18,671             5.57                12,649              6.49
                                                     -------                                -------
             Total...........................        $58,329                                $47,734
                                                     =======                                =======


         The following table sets forth the time deposits in the Bank classified by interest rate as of the dates indicated.


                                              At December 31,
                                           --------------------
                                              2001       2000
                                           --------    --------

             Interest Rate
             -------------
             2.00-2.99%                    $     36    $      -
             3.00-3.99%                       2,846           -
             4.00-4.99%                       6,394         215
             5.00-5.99%                       3,069       3,083
             6.00-6.99%                       4,517       5,445
             7.00-7.99%                       4,791       6,885
                                           --------    --------
               Total                       $ 21,653    $ 15,628
                                           ========    ========

         The following table sets forth the amount and maturities of time deposits at December 31, 2001.


                                                   Amount Due
                        ------------------------------------------------------------------------------
                                                                                  After
                        December 31,  December 31,  December 31,   December 31, December 31,
Unterest Rate              2002          2003          2004           2005          2006        Total
-------------           ------------  ------------  ------------   ------------ ------------  --------
                                                   (In thousands)


2.00% - 2.99%.......     $    36       $     -       $     -        $     -       $     -      $    36
3.00% - 3.99%.......       2,579            74           188              -             5        2,846
4.00% - 4.99%.......       4,428           615           913              -           438        6,394
5.00% - 5.99%.......       1,514         1,068           355             56            76        3,069
6.00% - 6.99%.......       1,907         1,700           215            121           574        4,517
7.00% - 7.99%.......         989         1,611           394          1,558           239        4,791
                         -------       -------        ------         ------        ------      -------
  Total                  $11,453       $ 5,068        $2,065         $1,735        $1,332      $21,653
                         =======       =======        ======         ======        ======      =======



         The following table shows the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2001.


                                                        Certificates
Maturity Period                                           of Deposit
---------------                                         -------------
                                                        (In thousands)
Within three months................................          $2,275
Three through six months...........................             651
Six through twelve months..........................             591
Over twelve months.................................           2,335
                                                             ------
                                                             $5,852
                                                             ======

         Borrowings. The Bank, as the need arises or in order to take advantage of funding opportunities, borrows funds in the form of advances from the FHLB to supplement its supply of funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by the Bank's stock in the FHLB and a portion of the Bank's residential mortgage loans and may be secured by other assets, mainly securities which are obligations of or guaranteed by the U.S. Government. Short-term advances at December 31, 2001 totaled $12.5 million. See
Note 7 to Notes to Consolidated Financial Statements.

         The following table sets forth certain information regarding Bank's borrowed funds.


                                                     Year Ended December 31,
                                                     -----------------------
                                                        2001         2000
                                                     ---------   -----------

FHLB Advances:
Average balance outstanding...........................$12,086     $16,808
Maximum amount outstanding
  at any month-end during the period.................. 15,000      16,500
Balance outstanding at end of period.................. 12,500      15,000
Weighted average interest rate during the period......  5.79%       6.26%
Weighted average interest rate at end of period.......  5.22%       6.59%


Subsidiary Activity

         The Bank is permitted to invest its assets in the capital stock of, or originate secured or unsecured loans to, subsidiary corporations. In addition to the Bank, the Company has two other subsidiaries, Armor Insurance Group, Inc. ("Armor") and C.U. Benefits, Inc.

         Armor is a service corporation organized in early 2000 as a limited liability company under Maryland law for the purpose of engaging in insurance and related activities. Armor offers a full range of individual and commercial property and casualty products primarily to depositor members of the Bank but also to the general public. During the fiscal year ended December 31, 2001, the Company acquired two separate insurance agencies which were merged into Armor.

         C.U. Benefits, Inc. is a service corporation incorporated in 1988 under Maryland law for the purpose of performing financial planning and related services to the members of the Bank through third party providers. For most of the past five years, the corporation was inactive. In 2001, the Bank aligned with a new provider, AXA Advisors, and since then the Bank has begun promoting this activity again. The Bank will continue strong promotional efforts in the future but may abandon this activity if it is deemed unprofitable.

Personnel

         As of December 31, 2001, the Bank had twenty-five full-time employees and one part-time employee and Armor had five full-time and one part-time employee. The employees are not represented by a collective bargaining unit. The Bank believes its relationship with its employees to be satisfactory.

Regulation

         Set forth below is a brief description of certain laws that relate to the regulation of the Bank and the Company after the Conversion. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations. The Bank and the Company operate in a highly regulated industry. The U.S. government could adopt regulations or enact laws which restrict the operations of the Bank and/or the Company or impose burdensome requirements upon one or both of them.

Financial Modernization Legislation

         On November 12, 1999, the President signed into law the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the "GLB Act"), which repealed the prohibitions against bank affiliations with securities and insurance firms. The GLB Act authorizes qualifying bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The GLB Act defines financial in nature to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities, and activities that the Federal Reserve Board has determined to be closely related to banking. A qualifying national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development, and real estate investment, through a financial subsidiary of the bank.

         The GLB Act repeals the "unitary savings and loan holding company exemption" from the restrictions imposed by the Home Owners' Loan Act on the business activities of savings and loan holding companies. As a result, any savings and loan holding company formed after May 4, 1999, such as the Company, is subject to statutory and regulatory restrictions on its business activities. See "-- Regulation of The Company -- Activities Restrictions."

         In addition, the GLB Act imposes significant new financial privacy obligations and reporting requirements on all financial institutions, including federal savings associations. Specifically, the statute, among other things, will require financial institutions (a) to establish privacy policies and disclose them to customers both at the commencement of a customer relationship and on an annual basis and (b) to permit customers to opt out of a financial institution's disclosure of financial information to nonaffiliated third parties. The federal financial regulators have promulgated final regulations implementing these provisions, which will become effective July 1, 2001.

         Furthermore, the GLB Act also enacts significant changes to the Federal Home Loan Bank System. The GLB Act expands the permissible uses of Federal Home Loan Bank advances by community financial institutions (under $500 million in assets) to include funding loans to small businesses, small farms and small agri-businesses. The GLB Act also makes membership in a regional Federal Home Loan Bank voluntary for federal savings associations.

Regulation of the Company

         General. The Company is a savings and loan holding company within the meaning of Section 10(o) of the Home Owners' Loan Act and is required to file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and any non-savings institution subsidiaries. This permits the OTS to restrict or prohibit activities that it determines to be a serious risk. This regulation is intended primarily for the protection of the depositors and is not for the benefit of the stockholders of the Company.

         Activities Restrictions. As a savings and loan holding company formed after May 4, 1999, the Company is not a grand fathered unitary savings and loan holding company under the GLB Act. As a result, the Company and its non-savings institution subsidiaries, if any exist in the future, is subject to statutory and regulatory restrictions on their business activities. Under the Home Owners' Loan Act, as amended by the GLB Act, the nonbanking activities of the Company are restricted to certain activities specified by OTS regulation, which include performing services and holding properties used by a savings institution subsidiary, activities authorized for savings and loan holding companies as of March 5, 1987, and nonbanking activities permissible for bank holding companies pursuant to the Bank Holding Company Act of 1956 (the "BHC Act") or authorized for financial holding companies pursuant to the GLB Act. Furthermore, no company may acquire control of the Company unless the acquiring company was a unitary savings and loan holding company on May 4, 1999 (or became a unitary savings and loan holding company pursuant to an application pending as of that date) or the company is only engaged in activities that are permitted for multiple savings and loan holding companies or for financial holding companies under the BHC Act as amended by the GLB Act.

Regulation of The Bank

         General. As a federally chartered, SAIF-insured savings association, the Bank is subject to extensive regulation by the OTS and the FDIC. Lending activities and other investments must comply with federal statutory and regulatory requirements. The Bank is also subject to reserve requirements of the Federal Reserve System. Federal regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the SAIF and depositors. This regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies regarding the classification of assets and the establishment of adequate allowance for loan losses.

         The OTS regularly examines the Bank and prepares reports to the Bank's board of directors on deficiencies, if any, found in its operations. The Bank's relationship with its depositors and borrowers is also regulated by federal law, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents.

         The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, and must obtain regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions. Any change in applicable statutory and regulatory requirements, whether by the OTS, the FDIC or the United States Congress, could have a material adverse impact on the Company and the Bank, and their operations.

         Insurance of Deposit Accounts. The FDIC administers two separate deposit insurance funds. Generally, the Bank Insurance Fund (the "BIF") insures the deposits of commercial banks and the SAIF ("SAIF") insures the deposits of savings institutions. The FDIC is authorized to increase deposit insurance premiums if it determines such increases are appropriate to maintain the reserves of either the SAIF or BIF or to fund the administration of the FDIC. In addition, the FDIC is authorized to levy emergency special assessments on BIF and SAIF members.

         FDIC-insured institutions are required to pay assessments to the FDIC at an annual rate of approximately .0212% of insured deposits to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the FICO bonds mature in 2017.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) "Tier 1" or "core" capital equal to at least 4% (3% if the institution has received the highest rating, "composite 1 CAMELS," on its most recent examination) of total adjusted assets, and (3) risk-based capital equal to 8% of total risk-weighted assets. The Bank was in compliance with these regulatory capital standards at December 31, 2001.

         Dividend and Other Capital Distribution Limitations. The OTS imposes various restrictions or requirements on the ability of savings institutions to make capital distributions, including cash dividends.

         A savings institution that is a subsidiary of a savings and loan holding company, such as the Bank, must file an application or a notice with the OTS at least 30 days before making a capital distribution. A savings institution must file an application for prior approval of a capital distribution if: (i) it is not eligible for expedited treatment under the applications processing rules of the OTS; (ii) the total amount of all capital distributions, including the proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings bank's net income for that year to date plus the institution's retained net income for the preceding two years; (iii) it would not adequately be capitalized after the capital distribution; or (iv) the distribution would violate an agreement with the OTS or applicable regulation.

         The Bank is required to file a capital distribution notice or application with the OTS before paying any dividend to the Company. However, capital distributions by the Company, as a savings and loan holding company, are not subject to the OTS capital distribution rules.

         The OTS may disapprove a notice or deny an application for a capital distribution if: (i) the savings institution would be undercapitalized following the capital distribution; (ii) the proposed capital distribution raises safety and soundness concerns; or (iii) the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

         In addition, the Bank may not declare or pay a dividend on its capital stock if the dividend would reduce the regulatory capital of the Bank below the amount required for the liquidation account established in connection with the conversion from mutual to stock form. The liquidation account is maintained as a separate account at the Bank and was established in an amount equal to its net worth as of the latest practicable date prior to conversion. Depositors of the Bank at the eligibility and supplemental eligibility record dates established for the conversion hold interests in the liquidation account equal to their pro rata deposits in the Bank at such dates. If the amount in any of these deposit accounts on any annual closing date of the Bank (December 31) is less than the amount in the liquidation account on the respective eligibility dates, then such depositor's interest in the liquidation account is reduced by an amount proportionate to the reduction and the reduction in interest is reflected by a corresponding decrease in the balance of the liquidation account. However, an individual's interest in and the balance of the liquidation account is not increased despite any increase in deposit accounts after the respective eligibility dates.

         No merger, consolidation, purchase of bulk assets with assumptions of savings accounts and other liabilities, or similar transactions with another insured institution in which the Bank, in its converted form, is not the surviving institution, shall be considered a complete liquidation. In these transactions, the liquidation account shall be assumed by the surviving institution.

         Qualified Thrift Lender Test. Federal savings institutions must meet a qualified thrift lender ("QTL") test or they become subject to the business activity restrictions and branching rules applicable to national banks. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owners' Loan Act by maintaining at least 65% of its "portfolio assets" in certain "Qualified Thrift Investments" (defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans, and 50% of certain community development loans). For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets equal to 10% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. The Bank met the QTL test as of December 31, 2001 and in each of the last 12 months and, therefore, qualifies as a QTL.

         Transactions with Affiliates. Generally, federal banking law requires that transactions between a savings institution or its subsidiaries and its affiliates must be on terms as favorable to the savings institution as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of the savings institution's capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the savings institution. In addition, a savings institution may not extend credit to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of any affiliate that is not a subsidiary. The OTS has the discretion to treat subsidiaries of savings institutions as affiliates on a case-by-case basis.

         Liquidity Requirements. All federal savings institutions are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. Depending on economic conditions and savings flows of all savings institutions, the OTS can vary the liquidity requirement from time to time between 4% and 10%. Monetary penalties may be imposed on institutions for liquidity requirement violations.

         Federal Reserve System. The Federal Reserve System requires all depository institutions to maintain non-interest-bearing reserves at specified levels against their checking accounts and non- personal certificate accounts. The balances maintained to meet the reserve requirements imposed by the Federal Reserve System may be used to satisfy the OTS liquidity requirements.

         Savings institutions have authority to borrow from the Federal Reserve System "discount window," but Federal Reserve System policy generally requires savings institutions to exhaust all other sources before borrowing from the Federal Reserve System.

Item 2.  Description of Property.

(a)      Properties.

         The Bank's main office is located at 10455 Mill Run Circle in Owings Mills, Maryland. The Bank also conducts its business through a full-service branch office located at 8801 Columbia 100 Parkway in Columbia, Maryland and through five remote ATM locations in Columbia, Timonium and Baltimore, four of which offer 24-hour access. The Bank's main office is located inside the CareFirst BlueCross BlueShield ("CareFirst") headquarters building and is accessible to the general public. The Bank occupies 2500 square feet in the headquarters building under a Financial Services Agreement with CareFirst whereby the Bank provides various financial services to CareFirst employees and customers in return for office space. There are no rent payments under such agreement. The agreement has a term ending in March 2002, at which time the Bank expects to renew such agreement. The agreement is subject to early termination, with three months notice required, in the event that CareFirst ceases to occupy at least half of the building.

         During the quarter ended September 30, 2001, the Registrant entered into an agreement to acquire property in Columbia, Maryland to be developed as a new branch office located in a new shopping center to be anchored by a 100,000 square foot Home Depot Expo store. The purchase price of the property was $975,000 and the construction expense and equipment expense for the branch building is expected to be approximately $1.0 million. The anticipated opening of this new branch location is currently late summer or early fall of 2002.

         The following table sets forth the location of the Bank's main office and branch office, the year the offices were opened and the net book value of each office and its related equipment.



                                             Year Facility      Lease      Net Book Value at
Office Location                                  Opened         or Own     December 31, 2001
---------------                              --------------    --------     -----------------

Main Office - Owings Mills                        1991         Leased            $521,199
Branch Office - Columbia                          1999         Leased(1)         $416,792
Branch Office - Columbia Crossings                2002         Owned(2)          $ 40,000


________________
(1) The building is owned by the Bank and the land is under an assumed ground lease agreement, expiring on July 1, 2009. The lease is renewable for three five-year extensions at the Bank's option.
(2)      Down payment on land for new branch to open late in 2002.


(b)      Investment Policies.

         See "Item 1. Description of Business" above for a general description of the Bank's investment policies and any regulatory or Board of Directors' percentage of assets limitations regarding certain investments. The Bank's investments are primarily acquired to produce income, and to a lesser extent, possible capital gain.

         (1)  Investments in Real Estate or Interests in Real Estate.  See "Item
1. Description of Business - Lending Activities and - Bank Regulation," and "Item 2. Description of Property."

         (2) Investments in Real Estate Mortgages. See "Item 1. Description of Business - Lending Activities and - Bank Regulation."

         (3) Investments in Securities of or Interests in Persons Primarily Engaged in Real Estate Activities. See "Item 1. Description of Business - Lending Activities and -Bank Regulation."

(c)      Description of Real Estate and Operating Data.

         Not Applicable.

Item 3.  Legal Proceedings

         There are various claims and lawsuits in which the Company or the Bank are periodically involved, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Bank's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Item  4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year.

                                     PART II

Item  5.  Market for Common Equity and Related Stockholder Matters

         The information contained under the section captioned "Stock Price Information" of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 2001 (the "Annual Report") is incorporated herein by reference.

Item  6.  Management's Discussion and Analysis or Plan of Operation

         The information contained under the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Annual Report is incorporated herein by reference.

Item  7.  Financial Statements

         The  Registrant's   financial  statements  listed  under  Item  13  are
incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants On Accounting and Financial Disclosure.

         Not applicable.

                                    PART III

Item 9.  Directors,  Executive  Officers,  Promoters  and  Control  Persons:
         Compliance with Section 16(a) of the Exchange Act.

         The information contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and "Proposal I - Election of
Directors" in the Company's Proxy Statement for the Annual Meeting of Stockholders for the Fiscal Year ended December 31, 2001 (the "Proxy Statement") is incorporated herein by reference.

Item 10.  Executive Compensation

         The information contained under the section captioned "Director and Executive Officer Compensation" in the Proxy Statement is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management

(a)      Security Ownership of Certain Beneficial Owners

         Information required by this item is incorporated herein by reference to the first chart in the section captioned "Proposal I - Election of Directors" in the Proxy Statement.

(b)      Security Ownership of Management

         Information required by this item is incorporated herein by reference to the first chart in the section captioned "Proposal I - Election of Directors" in the Proxy Statement.

     (c) Management of the Registrant knows of no arrangements, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 12.  Certain Relationships and Related Transactions

         The  information  required  by this  item  is  incorporated  herein  by
reference  to  the  section   captioned   "Certain   Relationships  and  Related
Transactions" in the Proxy Statement.

Item 13.  Exhibits, List, and Reports on Form 8-K

     (a) Listed below are all financial statements and exhibits filed as part of this report.

     1. The consolidated balance sheets of BUCS Financial Corp as of December 31, 2001 and 2000 and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for the years then ended, together with the related notes and the independent auditors' report.

     2.   Schedules omitted as they are not applicable.

     3. The following exhibits are included in this Report or incorporated herein by reference:

          (a)  List of Exhibits:

          3(i) Articles of Incorporation of BUCS Financial Corp *
          3(ii) Bylaws of BUCS Financial Corp *
          10   Employment Agreement with Herbert J. Moltzan *
          13   Annual Report to Stockholders  for the fiscal year ended December
               31, 2001
          21   Subsidiaries  of the  Registrant  (See  "Item 1.  Description  of
               Business)


------------------------
* Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 333-74279 filed with the SEC on October 6, 2000.

          (b)  Reports on Form 8-K:

               None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 25, 2002.

                                           BUCS FINANCIAL CORP

                                       By: /s/Herbert J. Moltzan
                                           -------------------------------------
                                           Herbert J. Moltzan
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 25, 2002.



                                      /s/Joseph Pescrille
--------------------------------      ------------------------------------------
Allen Maier                           Joseph Pescrille
Chairman and Director                 Vice Chairman and Director



                                      /s/M. Robin Copeland
--------------------------------      ------------------------------------------
Brian Bowers                          M. Robin Copeland
Treasurer and Director                Secretary and Director



/s/Thomas Markel                      /s/A. Virginia Wampler
--------------------------------      ------------------------------------------
Thomas Markel                         A. Virginia Wampler
Director                              Director



--------------------------------      ------------------------------------------
Harry Fox                             Peg Ohrt
Director                              Director



/s/Dale Summers                       /s/Herbert J. Moltzan
--------------------------------      ------------------------------------------
Dale Summers                          Herbert J. Moltzan
Director                              President, Chief Executive Officer
                                      and Director (Principal Executive Officer
                                      and Principal Accounting and Financial
                                      Officer)