Form 10QSB
period 2002-03-31
BUCS FINANCIAL CORP
filed 2002-05-14
CIK 1125813

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended:   March 31, 2002
                                       --------------

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
              (Registrant's telephone number, including area code)


     Check whether the registrant: (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.    Yes   X      No
                         ----       ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of common stock as of May 13, 2002:

$0.10 Par Value Common Stock                              380,285
----------------------------                     ------------------------
               Class                                 Shares Outstanding

            Transitional Small Business Disclosure Format (check one)
                             Yes            No    X
                                 ------        -------

                      BUCS FINANCIAL CORP AND SUBSIDIARIES

                                TABLE OF CONTENTS
                                                                         Page

PART I.            FINANCIAL INFORMATION

Item 1.  Financial Statements

            Consolidated Balance Sheets as of March 31, 2002 (unaudited)
            and December 31, 2001 (audited)................................1

            Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001 (unaudited)).....................2

            Consolidated Statements of Cash Flows for the three
            months ended March 31, 2002 and 2001 (unaudited)...............3

            Notes to Consolidated Financial Statements.....................4

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations..........................6

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings..............................................11

Item 2.     Changes in Securities and Use of Proceeds......................11

Item 3.     Defaults Upon Senior Securities................................11

Item 4.     Submission of Matters to a Vote of Security-Holders............11

Item 5.     Other Information..............................................11

Item 6.     Exhibits and Reports on Form 8-K...............................11

Signatures

                      BUCS FINANCIAL CORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2002 AND DECEMBER 31, 2001



                                                  (Unaudited)
                                                   March 31,      December 31,
                                                      2002            2001
                                                  ------------    ------------

                                     ASSETS

Cash and cash equivalents                          $10,030,756     $ 2,359,036
Investment securities available for sale            20,194,810      19,103,091
Investment securities held to maturity                 651,378         722,765
Loans receivable, net                               59,222,924      59,360,908
Accrued interest receivable                            304,669         332,433
Property and Equipment, net                          1,020,258         977,991
Investment required by law - Federal
   Home Loan Bank Stock                                930,800         930,800
Goodwill and other intangible assets                   321,659         327,240
Prepaid expenses and other assets                      459,746         445,472
                                                   -----------     -----------
     Total Assets                                  $93,137,000     $84,559,736
                                                   ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits                                         $70,075,097     $61,417,093
  Accounts payable and other liabilities               839,283         925,116
  Borrowed funds - Federal Home Loan Bank           12,500,000      12,500,000
                                                   -----------     -----------
                                                    83,414,380      74,842,209
                                                   -----------     -----------
Stockholders' Equity:
  Preferred stock, par value $0.10 per share,
   2,000,000 shares authorized, 0 shares issued
   and outstanding                                          --              --
  Common stock, par value $0.10 per share,
   5,000,000 shares authorized, 405,085 shares
   issued and outstanding at March 31, 2002 and
   December 31, 2001                                    40,508          40,508
  Additional paid-in capital                         3,508,708       3,508,708
  Retained Earnings                                  6,557,916       6,443,132
  Unallocated common stock held by employee
   stock ownership plan ("ESOP")                      (298,172)       (298,172)
  Accumulated other comprenhensive (loss) income       (86,340)         23,351
                                                  ------------     -----------
                                                     9,722,620       9,717,527
                                                  ------------     -----------

   Total liabilities and stockholders' equity     $ 93,137,000     $84,559,736
                                                  ============     ===========


  The accompanying notes are an intregal part of these consolidated statements

                      BUCS FINANCIAL CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)


                                                    Three month periods ended
                                                             March 31,
                                                   ----------------------------
                                                       2002            2001
                                                   -----------     ------------
 Interest Income
    Loans receivable                                $1,057,087      $1,058,907
    Investment securities                              299,490         349,804
                                                    ----------      ----------
       Total interest income                         1,356,577       1,408,711
                                                    ----------      ----------
Interest expense
   Deposits                                            479,356         546,318
   Borrowed funds                                      156,106         229,305
                                                    ----------      ----------
      Total interest expense                           635,462         775,623
                                                    ----------      ----------
      Net interest income                              721,115         633,088

Provision for loan losses                               54,000          45,000
                                                    ----------      ----------
      Net interest income after provision
        for loan losses                                667,115         588,088
                                                    ----------      ----------
Noninterest income
   Fees and service charges                            402,860         281,874
   Loss on sale of investment securities                     -          (4,375)
   Fee to process and maintain cash facility            30,000          30,000
   Other                                                80,331          48,277
                                                    ----------      ----------
      Total noninterest income                         513,191         355,776
                                                    ----------      ----------
                                                     1,180,306         943,864
                                                    ----------      ----------
Noninterest expense
   Compensation and benefits                           502,194         350,726
   Professional fees                                    60,882          50,034
   Occupancy Expense                                   135,215         138,350
   Office Operations                                   203,025         159,080
   Other operating expense                              96,690         108,447
                                                    ----------      ----------
      Total noninterest expense                        998,006         806,637
                                                    ----------      ----------

Income before income taxes                             182,300         137,227
Income taxes                                            67,516          48,913
                                                    ----------      ----------
Net income                                             114,784          88,314

Net change in unrealized gains/losses on
 securities available for sale, net of deferred
 income tax benefit                                   (109,691)       113,715
                                                    ----------      ---------
Comprehensve income                                 $    5,093      $ 202,029
                                                    ==========      =========
Earnings per share - basic and diluted                    0.31
                                                    ----------
Shares used in computing earnings per share         $  375,268
                                                    ==========


  The accompanying notes are an integral part of these consolidated statements.

                  BUCS FINANCIAL CORP AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF CASH FLOWS
        FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2002 AND 2001
                               (Unaudited)

                                                 2002                2001
                                              ----------         ----------
Cash flows from operating activities
  Cash inflows
     Interest income                         $ 1,384,341        $ 1,428,200
     Fees and service charges                    402,860            281,874
     Other income                                 80,331             48,277
                                             -----------        -----------
                                               1,867,532          1,758,351
                                             -----------        -----------
  Cash outflows
     General and administrative expenses         827,907            551,970
     Interest on deposits                        479,356            546,318
     Interest on borrowed funds                  152,106            261,355
     Income taxes                                171,222              1,152
                                             -----------        -----------
                                               1,630,591          1,360,795
                                             -----------        -----------
Net cash provided from operating activities      236,941            397,556
                                             -----------        -----------

Cash flows from investing activities
  Cash inflows
     Loan principal repayments and loan
      participations sold                      5,784,483          7,871,602
     Proceed from maturities and redemptions
      of securities available for sale         1,904,770          3,305,873
     Proceeds from repayments on securities
      held to maturity                            71,387             22,701
                                             -----------        -----------
                                               7,760,640         11,200,176
                                             -----------        -----------
Cash outflows
  Purchase of securities available
   for sale                                    2,996,489          6,813,348
  Loan disbursements                           7,105,875          8,836,603
  Purchase of property and equipment             100,186             10,046
                                             -----------        -----------
                                              10,202,550         15,659,997
                                             -----------        -----------
Net cash used by investing activities         (2,441,910)        (4,459,821)
                                             -----------        -----------

Cash flows from financing activities
  Cash inflows
    Proceeds from sale of  common stock                -          3,223,567
    Net decreases in borrowed funds from
      the Federal Home Loan Bank                       -         (5,000,000)
    Net increase in deposits                   8,658,004          7,282,394
                                             -----------        -----------
                                               8,658,004          5,505,961
                                             -----------        -----------
Cash outflows
  Payments on notes payable                       77,000                  -
                                             -----------        -----------
                                                  77,000                  -
                                             -----------        -----------
Net cash provided from financing
  activities                                   8,581,004          5,505,961

Net increase in cash and cash equivalents      7,671,720          1,443,696
Cash and cash equivalents, beginning of
  period                                       2,359,036          5,354,010
                                             -----------        -----------
Cash and cash equivalents, end of period     $10,030,756        $ 6,797,706
                                             ===========        ===========

Reconciliation of net income to net cash
  provided by operating activities
     Net income                              $   114,784        $    88,314
     Investment securities gains                       -              4,375
     Adjustments for items not providing
       or not requiring cash or cash
       equivalents
        Provision for loan losses                 54,000             45,000
        Depreciation and amortization             63,500             52,706
     Effects of changes in operating assets
       and liabilities
        Accrued interest receivable               27,764             19,489
        Prepaid expenses and other assets        (14,274)            44,654
   Accounts payable and other liabilities         (8,833)           143,018
                                             -----------        -----------
Net cash provided by operating activities    $   236,941        $   397,556
                                             ===========        ===========


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

NOTE 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the activity of BUCS Financial Corp and its wholly-owned subsidiaries BUCS Federal Bank, C.U.
Benefits, Inc. and Armor Insurance Group, Inc. All material intercompany transactions have been eliminated in consolidation.

The accompanying consolidated financial statements for March 31, 2002 and the three month periods ending March 31, 2002 and 2001 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading.

These consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2001, included in the Company's Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission. The balance sheet as of December 31, 2001 has been derived from the audited financial statements at that date.

The unaudited consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the financial position of the Company as of March 31, 2002, the results of its operations for the three month period ended March 31, 2002, and cash flows for the three month period ended March 31, 2002. The results of the interim periods are not necessarily indicative of the results expected for the full fiscal year.

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

Note 3 - Earnings

Earnings per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding, less unearned ESOP shares, during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, including any potential dilutive common shares outstanding, such as options and warrants. At March 31, 2002, the Company did not have any potentially dilutive common shares outstanding.

Note 4 - Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS No. 142 will require that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually. The adoption of these standards will not have a material impact on the Company's financial position or statement of operations.

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

Changes in Financial Condition

     The Company's total assets of $93.1 million at March 31, 2002 reflect an increase of $8.5 million as compared to $84.6 million at December 31, 2001. The increase in assets was comprised of increases in cash and equivalent and investment securities available for sale of $7.7 million, and $1.1 million, respectively.

     The increase in the Company's liabilities was due primarily to a $8.7 million increase in deposits reflecting the cyclical nature Bank's deposit levels resulting from its status as a former credit union. The increase in deposits was partially offset by a $100,000 decrease in accounts payable and other liabilities. Changes in the components of major assets, liabilities and equity are discussed herein.

     Cash and Cash Equivalents. Cash and cash equivalents, which include interest-bearing deposits in other banks with original maturities of less than three months and Liquid Cash Trust investments, totaled approximately $10.0 million at March 31, 2002, an increase of $7.7 million or 325.2% as compared to $2.4 million at December 31, 2001. The increase is due primarily to an inflow of payroll deposits on the last business day of March and other cyclical deposit growth trends resulting from deposit of customer income tax returns and employment bonuses. In addition, the Bank was holding funds to meet commitments to make loans and purchase available for sale investments totaling $4.7 million. The payroll deposit inflow results from the Bank's past history as a credit union. As is common with credit unions, there is a strong tie to several employer groups whose employees use the services of the employer endorsed financial institution (credit union or bank). This results in significant cash inflows to the Bank on company pay days. The majority of this is transaction account funds and, as a result, a good portion of these deposits will flow back out during the ensuing two-week pay cycle.

     Investment Securities Available for Sale. Investment securities available for sale increased by $1.1 million or 5.7% to $20.2 million at March 31, 2002 as compared to $19.1 million at December 31, 2001. This is primarily the result of purchases of $3.0 million of mortgage backed securities offset by maturities of available for sale investments and repayments on mortgage backed securities totaling $1.9 million.

     Loans Receivable, Net. Net loans receivable at March 31, 2002 totaled $59.2 million, a decrease of $168,000 or approximately .3%, as compared to $59.4 million at December 31, 2001. Originations of $5.8 million, which includes $4.2 million of consumer loans including home equity loans, $896,000 in first mortgage loans on one-to-four-family residences, and $767,000 of commercial real estate loans in the Bank's prime lending area were offset by principal repayments and loan participations sold totaling $5.8 million.

     Deposits.  Total  deposits,  after  interest  credited,  increased  by $8.7 million or 14.1% to $70.1 million at March 31, 2002, as compared to $61.4 million at December 31, 2001. The increase was primarily due to the cyclical trends resulting from the Bank's former status as a credit union and from the deposit of income tax refunds and bonuses. This resulted in increases in regular savings, non-interest bearing checking, and money market account balances of $3.7 million, $1.9 million and $2.7 million, respectively.

     FHLB Advances. FHLB advances totaled $12.5 million at March 31, 2002, representing no change from the total at December 31, 2001. No additional borrowing was needed due to the large deposit inflow during the period.

     Stockholders' Equity. Stockholders' equity totaled $9.72 million at March 31, 2002, virtually unchanged from $9.72 million at December 31 2001. The increase to equity provided by net income of $114,784 during the period was almost totally offset by a decrease in accumulated other comprehensive income
(loss) of $109,691 resulting from a decline in the estimated fair value of investment securities available for sale.

Results of Operations for the Three Months Ended March 31, 2002 and 2001

     Net Income. The Company recorded net income of $115,000 for the quarter ended March 31, 2002, as compared to $88,000 for the same quarter in 2001, representing a $27,000 or 30.7% increase. Net interest income increased $88,000 and noninterest income increased by $157,000, while noninterest expense increased by $191,000. The increases in interest income and noninterest income were partially offset by an increase in provision for loan losses during the quarter of $9,000 or 20.0% and by a $19,000 or 38.0% increase in the provision for income taxes. Changes in the components of income and expense are discussed herein.

     Net Interest Income Net interest income increased $88,000 or 13.9% for the quarter ended March 31, 2002, as compared to the same quarter in 2001. The average balance of interest-earning assets increased $16.9 million or 23.5%, while the average yield thereon decreased 139 basis points. The average balance of interest-bearing liabilities increased $8.7 million or 12.7%, and the average rate paid thereon decreased 124 basis points. The increase in interest-earning assets is attributed to the increase in deposit volume at both of the Bank's office locations. The average yield on interest-earning assets and the average cost of interest-bearing liabilities both declined primarily due to repeated rate reductions by the Federal Reserve throughout 2001 as the general economy slowed. The yield on interest-earning assets declined faster than the cost of interest-bearing liabilities because the Company's interest-earning assets repriced more rapidly than interest-bearing liabilities and because a large percentage of the deposit growth during 2001 came in higher costing money market and certificate of deposit accounts. The total of higher costing money market and certificate of deposit accounts equaled 50.5% and 45.7% of total deposits as of March 31, 2002 and 2001, respectively. The net interest rate spread, which is the difference between average yield on interest-earning assets and the average cost of interest-bearing liabilities, decreased to 3.15% for the quarter ended March 31, 2002 from 3.31% for the same quarter in 2001. The decrease in the net interest rate spread is primarily due to the fact that interest-earning assets repriced more rapidly then interest earning liabilities

     Interest Income. Interest income decreased $52,000 or 3.7% to $1.36 million for the quarter ended March 31, 2002, as compared to $1.41 million for the same quarter in 2001.

     Interest on loans receivable decreased $1,800 or .2% for the quarter ended March 31, 2002, as compared to the same quarter in 2001. The decrease is mainly the result of a 147 basis point decline in the average yield loans, partially offset by a $10.4 million or 20.7% increase in the average balance of loans receivable.

     Interest income on investment securities decreased by $50,000 or 14.4%for the quarter ended March 31, 2002, as compared to the same quarter in 2001. The decrease is the result of a 136 basis point decline in the average yield on investment securities, partially offset by a $934,000 or 4.2% increase in the average balance of investment securities.

     The average yield on interest-earning assets was 6.44% and 7.83% for the quarter ended March 31, 2002 and 2001, respectively.

     Interest Expense. Interest expense totaled $635,000 for the quarter ended March 31, 2002, as compared to $776,000 for the same quarter in 2001, a decrease of $141,000, or 18.1%. The average balance of interest-bearing liabilities increased $8.7 million or 12.7%, however, the average rate paid thereon decreased by 124 basis points.

     Interest expense on deposits decreased $67,000 or 12.3% for the quarter ended March 31, 2002, as compared to the same quarter in 2001. The decrease was due to a decline in the average cost of deposits of 108 basis points, partially offset an increase in the average balance of deposits of $10.5 million or 19.5%.

     Interest on FHLB advances decreased by $73,000 or 31.9% for the quarter ended March 31, 2002, as compared to the same quarter in 2001. The decrease was due to a decrease in the average balance of advances outstanding of $1.7 million or 11.8% and a decline in the average cost of advances of 141 basis points. The Company uses FHLB advances as a funding source and has in the past used borrowings to supplement deposits, which are the Company's primary source of funds.

     The average cost of interest-bearing liabilities was 3.28% and 4.52% for the quarters ended March 31, 2002 and 2001, respectively.

     Provision for Loan Losses. During the quarter ended March 31, 2002 and 2001, the Company established provisions for loan losses of $54,000 and $45,000, respectively. This reflected management's evaluation of the underlying credit risk of the loan portfolio and the level of allowance for loan losses. The increase in the loan loss provision of $9,000 or 20% reflects management's decision to increase funding from the prior period based on the strong overall growth of the loan portfolio and the initiation of commercial real estate lending programs.

     At March 31, 2002, the allowance for loan losses totaled $659,000 or 1.11% and 210.5% of total loans and total non-performing loans, respectively, as compared to $630,000 or 1.26% or 211.4%, respectively. The Bank's non-performing loans (non-accrual loans and accruing loans 90 or more days overdue) totaled $313,000 and $298,000 at March 31, 2002 and 2001, respectively, which represents ..5% and .6% of the Bank's total loans, respectively. The Bank's ratio of non-performing loans to total assets was .3% and .4% at March 31, 2002 and 2001, respectively.

     Noninterest Income. Total noninterest income, primarily fees and service charges, increased $157,000 or 44.2% for the quarter ended March 31, 2002, as compared to the same quarter in 2001. The increase reflects an emphasis on charging appropriate fees for services, such as ATM fees, insufficient funds fees, and interchange income generated by customers' use of check cards. In addition, other noninterest income comprised mainly of commissions on insurance sales by the Company's wholly-owned subsidiary, Armor Insurance Group, Inc. increased to $80,000 for the quarter ended March 31, 2002 from $48,000 for the same quarter in 2001.

     Noninterest Expense. Total noninterest expense increased by $191,000 or 23.7% for the quarter ended March 31, 2002, as compared to the same quarter in 2001. This increase was attributable to increases of $151,000 or 43.2% in compensation and benefits resulting from addition of employees at both the Bank and Armor Insurance Group, Inc., increased cost for employee insurance programs, and normal cost of living increases, $11,000 or 21.7% in professional fees resulting from increased attorney and accounting fees associated with being a publicly traded company, and $44,000 or 27.6% in office operating expense resulting primarily from costs associated with the operation of Armor Insurance Group, Inc.

     Income Tax Expense. The provision for income taxes totaled $68,000 for the quarter ended March 31, 2002, as compared to $49,000 for the same quarter in 2001. The $19,000 or 38.0% increase is the result of increased net taxable income.

Capital Requirements

     The Bank is subject to federal regulations that impose certain minimum capital requirements. Quantitative measures, established by regulation to ensure capital adequacy, require the Bank to maintain amounts and ratios of tangible and core capital to adjusted total assets and of total risk-based capital to risk-weighted assets. On March 31, 2002, the Bank was in compliance with all of its regulatory capital requirements.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         ------------------

     The Registrant and its subsidiaries, from time to time, may be a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which BUCS Federal Bank, the wholly-owned subsidiary of the Registrant, holds security interests, claims involving the making and servicing of real property loans, and other issues incident to its business. There were no lawsuits pending or known to be contemplated at March 31, 2002 that would have a material effect on operations or income.

Item 2.  Changes in Securities and Use of Proceeds.
         ------------------------------------------

         None.

Item 3.  Defaults Upon Senior Securities.
         --------------------------------

         None.

Item 4.  Submission of Matters to a Vote of Security-Holders.
         ---------------------------------------------------

         None.

Item 5.  Other Information.
         ------------------

     On April 25, 2002, the Registrant entered into a letter of intent providing for the acquisition of a local insurance agency. The Registrant is currently in the process of negotiating a definitive agreement to merge such insurance agency into the Registrant's wholly-owned subsidiary, Armor Insurance Group, Inc., in exchange for total cash consideration of $90,000, which will be payable in three equal annual installments. The consummation of these acquisitions is expected to occur in the second quarter of 2002.

     As reported in the Registrant's Form 10-Q for the quarter ended September 30, 2001, the Registrant is in the process of building a new branch office in Columbia, Maryland. The completion of construction and the opening date of the new office is now anticipated to occur in first quarter 2003. Costs associated with the opening of the new branch office are now estimated at $2.4 million, including the purchase price of the property and construction and equipment expense.

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         a)   Exhibits:

                  None

         b)   Reports on Form 8-K:

               On March 27, 2002, the Registrant filed a Current Report on Form 8-K to report the adoption of a plan to repurchase up to 40,508, or 10%, of its outstanding shares in open market purchases.

                                   SIGNATURES



     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BUCS FINANCIAL CORP



Date: May 13, 2002                 By:  /s/ Herbert J. Moltzan
                                        --------------------------------------
                                        Herbert J. Moltzan
                                        President and Chief Executive Officer
                                        (Duly Authorized Representative)


     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Herbert J. Moltzan                      /s/ Herbert J. Moltzan
--------------------------------------      --------------------------------
Herbert J. Moltzan                          Herbert J. Moltzan
President and Chief Executive Officer       Chief Financial Officer
(Principal Executive Officer)               (Principal Financial and Accounting
                                               Officer)

Date: May 13, 2002                          Date: May 13, 2002