Form 10QSB
period 2002-06-30
BUCS FINANCIAL CORP
filed 2002-08-13
CIK 1125813

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended:   June 30, 2002
                                       -------------

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ________ to ________

                           SEC File Number: 000-32437
                                            ---------


                               BUCS FINANCIAL CORP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Maryland                                        52-2265986
-------------------------------                    -----------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                     Identification No.)


10455 Mill Run Circle, Owings Mills, Maryland                          21117
---------------------------------------------                       ------------
  (Address of principal executive offices)                           (Zip Code)


                                 (410) 998-5304
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


     Check whether the registrant: (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   Yes       No   X
                        ----     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Number of shares outstanding of common stock as of July 26, 2002:

$0.10 Par Value Common Stock                                      365,435
----------------------------                                 -------------------
          Class                                              Shares Outstanding


            Transitional Small Business Disclosure Format (check one)
                               Yes            No    X
                                   ------        -------

                      BUCS FINANCIAL CORP AND SUBSIDIARIES

                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

             Consolidated Balance Sheets as of June 30, 2002
             (unaudited) and December 31, 2001 (audited).......................1

             Consolidated Statements of Operations for the three
             and six months ended June 30, 2002 and 2001 (unaudited))..........2

             Consolidated Statements of Cash Flows for the six
             months ended June 30, 2002 and 2001 (unaudited)...................3

             Notes to Consolidated Financial Statements........................4

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.................................6

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................13

Item 2.  Changes in Securities and Use of Proceeds............................13

Item 3.  Defaults Upon Senior Securities......................................13

Item 4.  Submission of Matters to a Vote of Security-Holders..................13

Item 5.  Other Information....................................................13

Item 6.  Exhibits and Reports on Form 8-K.....................................13

Signatures

                      BUCS FINANCIAL CORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2002 AND DECEMBER 31, 2001




                                                                (Unaudited)
                                                                  June 30         December 31
                                                                    2002              2001
                                                              ----------------   --------------

                                     ASSETS

Cash and cash equivalents                                      $ 4,697,052         $ 2,359,036
Investment securities available for sale                        22,629,761          19,103,091
Investment securities held to maturity                             586,104             722,765
Loans receivable, net                                           60,698,406          59,360,908
Accrued interest receivable                                        333,379             332,433
Property and equipment, net                                      1,890,368             977,991
Investment required by law - Federal Home Loan Bank Stock          930,800             930,800
Goodwill and other intangible assets                               406,470             327,240
Prepaid expenses and other assets                                  364,773             445,472
                                                              -------------       -------------

        Total Assets                                           $92,537,113         $84,559,736
                                                              =============       =============


                      LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
    Deposits                                                   $69,710,124         $61,417,093
    Accounts payable and other liabilities                       1,038,319             925,116
    Borrowed funds - Federal Home Loan Bank                     12,500,000          12,500,000
                                                              -------------       -------------
                                                                83,248,443          74,842,209
                                                              -------------       -------------
Stockholder's Equity:
    Preferred stock, par value $0.10 per share, 2,000,000
      shares authorized, 0 shares issued and outstanding                 -                   -

    Common stock, par value $0.10 per share, 5,000,000 shares                                                                  -
      authorized, 365,435 and 405,085 shares issued and                                                                  -
      outstanding at June 30, 2002 and December 31, 2001,
      respectively                                                   36,544             40,508
    Additional paid-in capital                                    3,120,137          3,508,708
    Retained Earnings                                             6,273,889          6,443,132
    Unallocated common stock held by Employee Stock
      Ownership Plan ("ESOP")                                      (298,172)          (298,172)
    Accumulated other comprenhensive income (loss)                  156,272             23,351
                                                              -------------       -------------
                                                                  9,288,670          9,717,527
                                                              -------------       -------------

        Total liabilities and stockholder's equity              $92,537,113        $84,559,736
                                                              =============       =============



  The accompanying notes are an intregal part of these consolidated statements.

                      BUCS FINANCIAL CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE SIX AND THREE MONTH PERIODS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)


                               Six month periods ended          Three month periods ended
                                         June 30                        June 30
                             -----------------------------    -------------------------------
                                 2002              2001           2002              2001
                             -------------    ------------    -------------    --------------

 Interest Income
   Loans receivable          $ 2,113,594     $ 2,084,817      $ 1,056,507       $ 1,025,910
   Investment securities         624,697         678,380          325,207           328,576
                             ------------    ------------     ------------     -------------
      Total interest income    2,738,291       2,763,197        1,381,714         1,354,486
                             ------------    ------------     ------------     -------------

Interest expense
  Deposits                       966,216       1,094,232          486,860           547,914
  Borrowed funds                 313,082         378,083          156,976           148,778
                             ------------    ------------     ------------     -------------
    Total interest expense     1,279,298       1,472,315          643,836           696,692
                             ------------    ------------     ------------     -------------

    Net interest income        1,458,993       1,290,882          737,878           657,794

Provision for loan losses        108,000          90,000           54,000            45,000
                             ------------    ------------     ------------     -------------
                               1,350,993       1,200,882          683,878           612,794
                             ------------    ------------     ------------     -------------
Noninterest income
  Fees and service charges       829,868         533,125          427,008           251,251
  Gain (loss) on sale of
    investment securities         19,205         (4,375)           19,205                 -
  Fee to process and maintain
    cash facility                 60,000          60,000           30,000            30,000
  Other                          177,831         103,699           97,500            55,422
                             ------------    ------------     ------------     -------------
    Total noninterest
      income                   1,086,904         692,449          573,713           336,673
                             ------------    ------------     ------------     -------------

                               2,437,897       1,893,331        1,257,591           949,467
                             ------------    ------------     ------------     -------------
Noninterest expense
  Compensation and benefits    1,001,920         736,972          499,726           386,246
  Professional fees              122,765          88,445           61,883            38,411
  Occupancy expense              291,593         279,802          156,378           141,452
  Office operations              416,161         310,828          213,136           151,748
  Other operating expense        212,630         203,044          115,940            94,597
                             ------------    ------------     ------------     -------------
    Total noninterest
      expense                  2,045,069       1,619,091        1,047,063           812,454
                             ------------    ------------     ------------     -------------

Income before income taxes       392,828         274,240          210,528           137,013
Income taxes                     145,420         100,597           77,904            51,684
                             ------------    ------------     ------------     -------------
Net income                       247,408         173,643          132,624            85,329

Net change in unrealized
  gains/losses on securities
  available for sale, net of
  deferred income tax benefit    132,921         112,033      $   242,612          $(1,682)
                             ------------    ------------     ------------     -------------
Comprehensve income          $   380,329     $   285,676      $   375,236           $83,647
                             ============    ============     ============     =============

Earnings per share - basic
  and diluted                       0.68            0.47             0.38              0.23
                             ------------    ------------     ------------     -------------
Shares used in computing
  earnings per share             362,398         372,678          349,670           372,678
                             ============    ============     ============     =============



  The accompanying notes are an integral part of these consolidated statements.

                      BUCS FINANCIAL CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                 2002               2001
                                             ------------      ------------
Cash flows from operating activities
 Cash inflows
    Interest income                          $ 2,737,345       $ 2,886,931
    Fees and service charges                     829,868           533,125
    Other income                                 177,831           129,324
                                             ------------      ------------
                                               3,745,044         3,549,380
                                             ------------      ------------

 Cash outflows
    General and administrative expenses        1,491,787         1,425,427
    Interest on deposits                         966,216         1,094,232
    Interest on borrowed funds                   312,645           417,500
    Income taxes                                 302,314             2,653
                                             ------------      ------------
                                               3,072,962         2,939,812
                                             ------------      ------------
Net cash provided from operating activities      672,082           609,568
                                             ------------      ------------

Cash flows from investing activities
  Cash inflows
    Loan principal repayments and loan
      participations sold                     14,473,236        13,925,481
    Proceed from maturities and redemptions
      of securities available for sale         4,641,144         9,139,285
    Proceeds from repayments on securities
      held to maturity                           136,661            93,948
                                             ------------      ------------
                                              19,251,041        23,158,714
                                             ------------      ------------
  Cash outflows
    Purchase of securities available
     for sale                                  8,015,688        12,039,927
    Loan disbursements                        15,918,734        17,643,802
    Purchase of property and equipment         1,027,530            46,590
    Acquisition of insurance subsidiary           90,000                 -
                                             ------------      ------------
                                              25,051,952        29,730,319
                                             ------------      ------------
Net cash used by investing activities         (5,800,911)       (6,571,605)
                                             ------------      ------------

Cash flows from financing activities
  Cash inflows
    Proceeds of sale of common stock                    -        3,210,044
    Net decreases in borrowed funds from
      the Federal Home Loan Bank                        -       (5,000,000)
    Net increase in deposits                    8,293,031        6,841,057
                                              ------------     ------------
                                                8,293,031        5,051,101
                                              ------------     ------------
  Cash outflows
    Payments on notes payable                      17,000                -
    Repurchase of common stock                    809,186                -
                                              ------------     ------------
                                                  826,186                -
                                              ------------     ------------

Net cash provided by financing activities       7,466,845        5,051,101
                                              ------------     ------------

Net decrease in cash and cash equivalents       2,338,016         (910,936)
Cash and cash equivalents, beginning of
  period                                        2,359,036        5,354,010
                                              ------------     ------------
Cash and cash equivalents, end of period      $ 4,697,052      $ 4,443,074
                                              ============     ============

Reconciliation of net income to net cash
  provided by operating activities
    Net income                                $   247,408      $   173,643
    Investment securities (gains) losses          (19,205)           4,375
    Adjustments for items not providing or
      not requiring cash or cash equivalents
         Provision for loan losses                108,000           90,000
         Depreciation and amortization            125,923          105,315
    Effects of changes in operating assets
      and liabilities
         Accrued interest receivable                 (946)         123,734
         Prepaid expenses and other assets         80,699          125,972
         Accounts payable and other
           liabilities                            130,203         (13,471)
                                              ------------     ------------
Net cash provided by operating activities     $   672,082      $   609,568
                                              ============     ============


  The accompanying notes are an intregal part of these consolidated statements.

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

The accompanying consolidated financial statements for June 30, 2002 and the six month periods ending June 30, 2002 and 2001 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading.

These consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2001, included in the Company's Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission. The balance sheet as of December 31, 2001 has been derived from the audited financial statements at that date.

The unaudited consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the financial position of the Company as of June 30, 2002, the results of its operations for the six month period ended June 30, 2002, and cash flows for the six month period ended June 30, 2002. The results of the interim periods are not necessarily indicative of the results expected for the full fiscal year.

Cash and Cash Equivalents

Cash and cash equivalents include interest-bearing deposits in other banks with original maturities of less than three months, investments in overnight investment funds with no stated maturity and Federal funds sold. Generally, Federal funds are purchased and sold for one-day periods.

Federal Home Loan Bank Stock

Federal Home Loan Bank stock is carried at cost.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 3 - Earnings

Earnings per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding, less unearned ESOP shares, during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, including any potential dilutive common shares outstanding, such as options and warrants. At June 30, 2002, the Company did not have any potentially dilutive common shares outstanding.

Note 4 - Stock Repurchases

The company purchased 39,650 shares of its common stock in the second quarter of 2002 in conjunction with its stock repurchase plan to buy back 10% of its outstanding common stock. Cost of the shares repurchased during the quarter equaled $809,186. At June 30, 2002, there were 859 shares yet to be purchased under the stock repurchase plan.

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

Changes in Financial Condition

     The Company's total assets of $92.5 million at June 30, 2002 reflect an increase of $8.0 million as compared to $84.6 million at December 31, 2001. The increase in assets was comprised mainly of increases in investment securities available for sale, cash and equivalents, loans receivable, net, and property and equipment of $3.5 million, $2.3 million, $1.3 million, and $900,000, respectively.

     The Company's total liabilities of $83.2 million at June 30, 2002 reflect an increase of $8.4 million or 11.2% as compared to $74.8 million at December 31, 2002. The increase in the

Company's liabilities was due primarily to an $8.3 million increase in deposits reflecting the cyclical nature Bank's deposit levels resulting from its status as a former credit union.

     Cash and Cash Equivalents. Cash and cash equivalents, which include interest-bearing deposits in other banks with original maturities of less than three months and Liquid Cash Trust investments, totaled approximately $4.7 million at June 30, 2002, an increase of $2.3 million or 99.1% as compared to $2.4 million at December 31, 2001. The increase is due to the need for the Bank to hold money to fund in process loan requests for home equity, first mortgage, and commercial loans totaling $4.1 million as of June 30, 2002.

     Investment Securities Available for Sale. Investment securities available for sale increased by $3.5 million or 18.5% to $22.6 million at June 30, 2002 as compared to $19.1 million at December 31, 2001. This is primarily the result of purchases of $8.0 million of mortgage backed and government agency securities offset by sales and repayments on mortgage backed securities totaling $4.5 million. As deposit growth outpaced that of loans, excess funds were used to purchase investment securities.

     Loans Receivable, Net. Net loans receivable at June 30, 2002 totaled $60.7 million, an increase of $1.3 million or approximately 2.3%, as compared to $59.4 million at December 31, 2001. Originations and line of credit advances of $15.9 million, which includes $13.1 million of consumer loans including home equity loans, $1.8 million in first mortgage loans on one-to-four-family residences, and $1.0 million of commercial real estate and other commercial loans in the Bank's prime lending area were offset by principal repayments and loan participations sold totaling $14.6 million.

     Deposits. Total deposits, after interest credited, increased by $8.3 million or 13.5% to $69.7 million at June 30, 2002, as compared to $61.4 million at December 31, 2001. The increase was due to the cyclical trends resulting from the Bank's former status as a credit union and from the deposit of income tax refunds and bonuses early in the year. In additional, there has been an apparent movement of funds from stocks and mutual funds into safer bank deposit accounts as the equity markets fluctuated. These factors combined to produce increases in regular savings, non-interest bearing checking, money market account, and certificate of deposit balances of $3.6 million, $600,000, $2.6 million and $1.5 million, respectively.

     FHLB Advances. FHLB advances totaled $12.5 million at June 30, 2002, representing no change from the total at December 31, 2001. The Bank did borrow an additional $1,000,000 during May 2002 but this was repaid from the proceeds of sale of investments securities available for sale on May 31, 2002. No additional borrowing was needed due to the large deposit inflow during the period.

     Stockholders' Equity. Stockholders' equity declined by $429,000 to $9.29 million at June 30, 2002, as compared to $9.71 million at December 31 2001. The decrease in equity is due to the repurchase of 39,650 shares of the company stock in conjunction with its repurchase plan to buy back 10% of its outstanding stock. The cost of the shares repurchased was $809,000. This was partially offset by net income during the six-month period of $247,000 and an increase in accumulated other comprehensive income of $133,000 resulting from an increase in the estimated fair value of investment securities available for sale.

Results of Operations for the Six Months Ended June 30, 2002 and 2001

     Net Income. The Company recorded net income of $247,000 for the six-month period ended June 30, 2002, as compared to $174,000 for the same period in 2001, representing a $73,000 or 42.5% increase. Net interest income increased $168,000 and noninterest income increased by $394,000, while noninterest expense increased by $426,000. The increases in interest income and noninterest income were partially offset by an $18,000 increase in provision for loan losses and by a $45,000 increase in the provision for income taxes. Changes in the components of income and expense are discussed herein.

     Net Interest Income. Net interest income increased $168,000 or 13.0% for the six-month period ended June 30, 2002, as compared to the same period in 2001. The average balance of interest-earning assets increased $10.2 million or 13.8%, while the average yield thereon decreased 96 basis points. The average balance of interest-bearing liabilities increased $10.4 million or 15.3% and the average rate paid thereon decreased 106 basis points. The increase in interest-earning assets is attributed the increase in deposit volume at both of the Bank's office locations. The average yield on earning assets decreased primarily due to several interest rate reductions by the Federal Reserve during 2001 as the general economy slowed. The average cost of interest-bearing liabilities decreased as the Bank reduced rates paid on deposits accounts and the cost of Federal Home Loan Bank borrowing declined in conjunction with the downward trend of market interest rates. The net interest rate spread, which is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, increased to 3.25% for the six-month period ended June 30, 2002 from 3.15% for the same period in 2001. The increase in the net interest rate spread is primarily due to the fact that as general market interest rates have fallen interest-earning assets repriced slower than interest bearing liabilities during the six-month period ended June 30, 2002, as compared to 2001.

     Interest Income. Interest income decreased $25,000 or .9% to $2.738 million for the six-month period ended June 30, 2002, as compared to $2.763 million for the same period in 2001.

     Interest on loans receivable increased $29,000 or 1.4% for the six-month period ended June 30, 2002, as compared to the same period in 2001. The increase is mainly the result of a $9.0 million or 17.6% increase in the average balance of loans receivable, partially offset by a 113 basis point reduction in the average yield thereon.

     Interest income on securities decreased by $53,000 or 7.8% for the six-month period ended June 30, 2002, as compared to the same period in 2001. The decrease is the result of a 74 basis point decline in the average yield on investment securities, partially offset by $1.2 million or 5.4% increase in the average balance of investment securities.

     The average yield on interest-earning assets was 6.51% and 7.47% for the six-month period ended June 30, 2002 and 2001, respectively.

     Interest Expense. Interest expense totaled $1.28 million for the six-month period ended June 30, 2002, as compared to $1.47 million for the same period in 2001, a decrease of $193,000 or 13.1%. The average balance of interest-bearing liabilities increased $10.4 million or 15.3% while the average rate paid thereon decreased by 106 basis points.

     Interest expense on deposits decreased $128,000 or 11.7% for the six-month ended June 30, 2002, as compared to the same period in 2001. The decrease was due to a decline in the cost of average deposits of 98 basis points, partially offset by an increase in average total deposits of $9.8 million or 17.6%.

     Interest on FHLB advances decreased by $65,000 or 17.2% for the six-month period ended June 30, 2002, as compared to the same period in 2001. The decrease was due to a decline in the cost of advances of 127 basis points, partially offset by an increase in the average balance of advances outstanding of $619,000 or 4.9%. The Company uses FHLB advances as a funding source and has in the past used borrowings to supplement deposits, which are the Company's primary source of funds.

     The average cost of interest-bearing liabilities was 3.25% and 4.31% for the six-month periods ended June 30, 2002 and 2001, respectively.

     Provision for Loan Losses. During the six-month period ended June 30, 2002 and 2001, the Company established provisions for loan losses of $108,000 and $90,000, respectively. This reflected management's evaluation of the underlying credit risk of the loan portfolio and the level of allowance for loan losses.

     At June 30, 2002, the allowance for loan losses totaled $668,000 or 1.09% and 586.0% of total loans and total non-performing loans, respectively, as compared to $656,000 or 1.23% and 282.8%, respectively at June 30, 2001. The Company's non-performing loans (non-accrual loans and accruing loans 90 days or more past due) totaled $114,000 and $232,000 at June 30, 2002 and June 30, 2001, respectively, which represents .2% and .4% of the Company's total loans, respectively. The Company's ratio of non-performing loans to total assets was ..1% and .3% at June 30, 2002 and June 30, 2001, respectively. The decrease in non-performing loans is primarily the result of resolving problems with one past due mortgage loan with a balance of $116,000.

     Noninterest Income. Total noninterest income, primarily fees and service charges, increased $394,000 or 57.0% for the six-month period ended June 30, 2002, as compared to the same period in 2001. The increase reflects an emphasis on charging appropriate fees for services, such as ATM fees, insufficient funds fees, and interchange income generated by customers' use of check cards. In addition, other noninterest income comprised mainly of commissions on insurance sales by the Company's wholly-owned insurance subsidiary, Armor Insurance Group, Inc. increased to $178,000 for the six-month period ended June 30, 2002 from $61,000 for the same period in 2001.

     Noninterest Expense. Total noninterest expense increased by $426,000 or 26.3% for the six-month period ended June 30, 2002, as compared to the same period in 2001. This increase was attributable to increases of $265,000 or 36.0% in compensation and benefits resulting from addition of employees to both the Bank and Armor Insurance Group, Inc., increased cost for employee insurance programs, and normal cost of living increases, $34,000 or 38.8% in professional fees resulting from hiring of professional assistance to improve compliance and employee recruiting programs, and $105,000 or 33.9% in office operations costs resulting mainly from operating costs associated Armor Insurance Group, Inc.

     Income Tax Expense. The provision for income taxes totaled $145,000 for the six-month period ended June 30, 2002, as compared to $101,000 for the same period in 2001. The $45,000 or 44.6% increase is the result of increased net taxable income.

Results of Operations for the Three Months Ended June 30, 2002 and 2001

     Net Income. The Company recorded net income of $133,000 for the quarter ended June 30, 2002, as compared to $85,000 for the same quarter in 2001, representing a $48,000 or 55.4% increase. Net interest income increased $80,000 and noninterest income increased by $237,000, while noninterest expense increased by $235,000. The increases in interest income and noninterest income were partially offset by increases of $9,000 and $26,000 in provision for loan losses and provision for income taxes, respectively. Changes in the components of income and expense are discussed herein.

     Net Interest Income Net interest income increased $80,000 or 12.2% for the quarter ended June 30, 2002, as compared to the same quarter in 2001. The average balance of interest-earning assets increased $12.1 million or 16.2%, while the average yield thereon decreased 89 basis points. The average balance of interest-bearing liabilities increased $10.8 million or 15.4%, and the average rate paid thereon decreased 79 basis points. The increase in interest-earning assets is attributed to the increase in deposit volume at both of the Bank's office locations. The average yield on interest-earning assets and the average cost of interest-bearing liabilities both declined primarily due to several rate reductions by the Federal Reserve during 2001 as the general economy slowed. The interest earned declined to a greater degree than the cost of interest-bearing liabilities because the Company's interest-earning assets repriced more rapidly than interest-bearing liabilities and because the greatest amount of the deposit growth came in higher yielding money market and certificate of deposit accounts. The total of money market and certificate of deposit accounts equaled 52.9% and 48.8% of total deposits as of June 30, 2002 and 2001, respectively. The net interest rate spread, which is the difference between the yield on average interest-earning assets and the cost of interest-bearing liabilities, decreased to 3.18% for the quarter ended June 30, 2002 from 3.29% for the same quarter in 2001. The decrease in the net interest rate spread is primarily due to the fact that as general market interest rates declined interest-earning assets repriced faster than interest-bearing liabilities during the three-month period ended June 30, 2002 as compared to the same period in 2001.

     Interest Income. Interest income increased $27,000 or 2.0% to $1.38 million for the quarter ended June 30, 2002, as compared to $1.35 million for the same quarter in 2001.

     Interest on loans receivable increased $31,000 or 2.9% for the quarter ended June 30, 2002, as compared to the same quarter in 2001. The increase is mainly the result of an $8.6 million or 16.5% increase in the average balance of loans receivable, partially offset by a 92 basis point reduction in the average yield on loans receivable.

     Interest income on securities decreased by $4,000 or 1.0%for the quarter ended June 30, 2002, as compared to the same quarter in 2001. The decrease is the result of an 83 basis point decrease in the average yield on investment securities, partially offset by a $3.6 million or 15.6% increase in the average balance of investment securities.

     The average yield on interest-earning assets was 6.35% and 7.24% for the quarter ended June 30, 2002 and 2001, respectively.

     Interest Expense. Interest expense totaled $644,000 for the quarter ended June 30, 2002, as compared to $697,000 for the same quarter in 2001, a decrease of $53,000, or 7.6%. The average balance of interest-bearing liabilities increased $10.8 million or 15.4%, however, the average rate paid thereon decreased by 79 basis points.

     Interest expense on deposits decreased $61,000 or 11.1% for the quarter ended June 30, 2002, as compared to the same quarter in 2001. The decrease was due to a decrease in the average cost of deposits of 86 basis points, partially offset by an increase in average deposits of $9.2 million or 15.6%.

     Interest on FHLB advances increased by $8,000 or 5.4% for the quarter ended June 30, 2002, as compared to the same period in 2001. The increase was due to an increase in the average balance of advances outstanding of $1.6 million or 14.1%, partially offset by a decrease in the average cost of advances of 40 basis points. The Company uses FHLB advances as a funding source and has in the past used borrowings to supplement deposits, which are the Company's primary source of funds.

     The average cost of interest-bearing liabilities was 3.17% and 3.95% for the quarters ended June 30, 2002 and 2001, respectively.

     Provision for Loan Losses. During the quarter ended June 30, 2002 and 2001, the Company established provisions for loan losses of $54,000 and $45,000, respectively. This reflected management's evaluation of the underlying credit risk of the loan portfolio and the level of allowance for loan losses. The increase in the loan loss provision of $9,000 or 20% reflects management's decision to increase funding from the prior period due to increased growth in total loans outstanding, especially commercial loans.

     Noninterest Income. Total noninterest income, primarily fees and service charges, increased $237,000 or 70.4% for the quarter ended June 30, 2002, as compared to the same quarter in 2001. The increase reflects an emphasis on charging appropriate fees for services, such as ATM fees, insufficient funds fees, and interchange income generated by customers' use of check cards. In addition, other noninterest income comprised mainly of commissions on insurance sales by the Company's wholly-owned insurance subsidiary, Armor Insurance Group, Inc. increased to $97,000 for the quarter ended June 30, 2002 from $22,000 for the same quarter in 2001.

     Noninterest Expense. Total noninterest expense increased by $235,000 or 28.9% for the quarter ended June 30, 2002, as compared to the same quarter in 2001. This increase was attributable to increases of $113,000 or 29.4% in compensation and benefits resulting from addition of employees to both the Bank and Armor Insurance Group, Inc., increased cost for employee insurance programs, and normal cost of living increases, $23,000 or 61.1% in professional fees resulting from the hiring of professional assistance to improve compliance and employee recruiting programs, and $61,000 or 40.5% and $15,000 or 10.6% in office operations and occupancy expenses, respectively, reflecting increased costs associated with the growth of both the Bank and Armor Insurance Group, Inc.

     Income Tax Expense. The provision for income taxes totaled $78,000 for the quarter ended June 30, 2002, as compared to $52,000 for the same quarter in 2001. The $26,000 or 50.7% increase is the result of increased net taxable income.

Capital Requirements

     The Bank is subject to federal regulations that impose certain minimum capital requirements. Quantitative measures, established by regulation to ensure capital adequacy, require the Bank to maintain amounts and ratios of tangible and core capital to adjusted total assets and of total risk-based capital to risk-weighted assets. On June 30, 2002, the Bank was in compliance with all of its regulatory capital requirements.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         The Registrant and its subsidiaries, from time to time, may be a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which BUCS Federal Bank, the wholly-owned subsidiary of the Registrant, holds security interests, claims involving the making and servicing of real property loans, and other issues incident to its business. There were no lawsuits pending or known to be contemplated at June 30, 2002 that would have a material effect on operations or income.

Item 2.  Changes in Securities and Use of Proceeds.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security-Holders.

         None.

Item 5.  Other Information.

         During the quarter ended June 30, 2002, the Registrant completed its acquisition of a local insurance agency for total cash consideration of $90,000, payable in three installments over three years. The agency was merged into the Registrant's wholly-owned subsidiary, Armor Insurance Group, Inc. ("Armor"). This acquisition was the third agency acquired by the Registrant and merged into Armor, following the acquisition of two agencies in 2001 for total cash consideration of approximately $324,000, payable in three installments over three years.

     In July 2002, the Registrant applied to the Office of Thrift Supervision for permission to open a new branch office of its wholly-owned subsidiary, BUCS Federal Bank (the "Bank"), in Owings Mills, Maryland. The Bank currently operates its administrative offices and main branch inside the headquarters building of CareFirst BlueCross BlueShield ("CareFirst"), the former main sponsor of the bank as a credit union prior to its conversion to a thrift charter. Such branch is occupied pursuant to a Financial Services Agreement with CareFirst whereby the Bank provides normal banking services to CareFirst employees and customers in return for rent-free office space. The new Owings Mills branch will be located within a new office of CareFirst currently under construction. The new office is located approximately one mile from the existing branch, and the current Owings Mills branch will remain open. Costs associated with the opening of the new Owings Mills, Maryland branch office are estimated at approximately $500,000, including build out construction and equipment expense. The space in the new CareFirst building will also be occupied pursuant to the Financial Services Agreement, and no rent will be paid by the Bank for the space. The Bank will pay annual rent of $18,000 on three drive thru lanes at the new location. The new Owings Mills branch is projected to be opened in late fall 2002.

     As previously reported, the Bank is also in the process of building a new branch office in Columbia, Maryland, the completion of construction and the opening of which is now anticipated to occur in March or April of 2003.

Item 6.  Exhibits and Reports on Form 8-K.

         a)   Exhibits:

              99.1 Certification pursuant to 18 U.S.C.ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002

         b)   Reports on Form 8-K:

                  None.

                                   SIGNATURES



          Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      BUCS FINANCIAL CORP



Date: August 13, 2002                 By: /s/ Herbert J. Moltzan
                                          --------------------------------------
                                          Herbert J. Moltzan
                                          President and Chief Executive Officer
                                          (Duly Authorized Representative)


     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Herbert J. Moltzan                      /s/ Herbert J. Moltzan
-------------------------------------       ------------------------------------
Herbert J. Moltzan                          Herbert J. Moltzan
President and Chief Executive Officer       Chief Financial Officer
(Principal Executive Officer)               (Principal Financial and Accounting
                                               Officer)


Date: August 13, 2002                       Date: August 13, 2002