Form 10QSB
period 2002-09-30
BUCS FINANCIAL CORP
filed 2002-11-12
CIK 1125813

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MarkOne)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended:   September 30, 2002

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934


               For the transition period from ________ to ________


                      SEC File Number: 000-32437
                                       ---------


                               BUCS FINANCIAL CORP
                               -------------------
             (Exact name of registrant as specified in its charter)


              Maryland                                            52-2265986
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)


10455 Mill Run Circle, Owings Mills, Maryland                            21117
---------------------------------------------                         ----------
(Address of principal executive offices)                              (Zip Code)


                                 (410) 998-5304
                                 --------------
              (Registrant's telephone number, including area code)


     Check whether the registrant: (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes    No  X
                            ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of common stock as of November 6, 2002:

$0.10 Par Value Common Stock                                        364,585
----------------------------                                  ------------------
         Class                                                Shares Outstanding

            Transitional Small Business Disclosure Format (check one)

                               Yes            No   X
                                                  ---

                      BUCS FINANCIAL CORP AND SUBSIDIARIES

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                             Page
------   ---------------------                                             ----

Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 2002
         (unaudited) and December 31, 2001 (audited)...........................1

         Consolidated Statements of Operations for the three
         and nine months ended September 30, 2002 and 2001 (unaudited))........2

         Consolidated Statements of Cash Flows for the nine
         months ended September 30, 2002 and 2001 (unaudited)..................3

         Notes to Consolidated Financial Statements............................4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................................6

Item 3.  Controls and Procedures..............................................12

PART II. OTHER INFORMATION
-------- -----------------

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

Item 3.  Defaults Upon Senior Securities......................................13

Item 4.  Submission of Matters to a Vote of Security-Holders..................13

Item 5.  Other Information....................................................13

Item 6.  Exhibits and Reports on Form 8-K.....................................13

Signatures

                      BUCS FINANCIAL CORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

                                                                              (Unaudited)
                                                                             September 30    December 31
                                                                                  2002            2001
                                                                             ------------    ------------
                                     ASSETS
                                     ------

Cash and cash equivalents                                                    $  1,142,150    $  2,359,036
Investment securities available for sale                                       26,337,846      19,103,091
Investment securities held to maturity                                          1,524,082         722,765
Loans receivable, net                                                          62,043,797      59,360,908
Accrued interest receivable                                                       294,111         332,433
Property and equipment, net                                                     2,343,921         977,991
Investment required by law - Federal Home Loan Bank Stock                         930,800         930,800
Goodwill and other intangible assets                                              399,366         327,240
Prepaid expenses and other assets                                                 447,974         445,472
                                                                             ------------    ------------
                Total Assets                                                 $ 95,464,047    $ 84,559,736
                                                                             ============    ============
                      LIABILITIES AND STOCKHOLDER'S EQUITY
                      ------------------------------------

Liabilities:
        Deposits                                                             $ 72,547,281    $ 61,417,093
        Accounts payable and other liabilities                                    894,089         925,116
        Borrowed funds - Federal Home Loan Bank                                12,500,000      12,500,000
                                                                             ------------    ------------
                                                                               85,941,370      74,842,209
                                                                             ------------    ------------
Stockholder's Equity:
        Preferred stock, par value $0.10 per share, 2,000,000 shares
             authorized, 0 shares issued and outstanding                                -               -
        Common stock, par value $0.10 per share, 5,000,000 shares
             authorized, 364,585 and 405,085 shares issued and outstanding
             at Sept 30, 2002 and December 31, 2001, respectively                  36,459          40,508
        Additional paid-in capital                                              2,686,016       3,508,708
        Retained Earnings                                                       6,787,362       6,443,132
        Unallocated common stock held by Employee Stock Ownership
            Plan ("ESOP")                                                        (298,172)       (298,172)
        Accumulated other comprehensive income (loss)                             311,012          23,351
                                                                             ------------    ------------
                                                                                9,522,677       9,717,527
                                                                             ------------    ------------

                Total liabilities and stockholder's equity                   $ 95,464,047    $ 84,559,736
                                                                             ============    ============

The accompanying notes are an integral part of these consolidated statements

                      BUCS FINANCIAL CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

                                                              Nine month periods ended  Three month periods ended
                                                                  September 30              September 30
                                                                 2002         2001         2002         2001
                                                              ----------   ----------   ----------   ----------
Interest Income
     Loans receivable                                         $3,186,771   $3,166,243   $1,073,177   $1,081,426
     Investment securities                                       918,683      989,188      293,986      310,808
                                                              ----------   ----------   ----------   ----------
          Total interest income                                4,105,454    4,155,431    1,367,163    1,392,234
                                                              ----------   ----------   ----------   ----------
Interest expense
     Deposits                                                  1,454,313    1,620,999      488,097      526,767
     Borrowed funds                                              462,208      535,620      149,126      157,537
                                                              ----------   ----------   ----------   ----------
          Total interest expense                               1,916,521    2,156,619      637,223      684,304
                                                              ----------   ----------   ----------   ----------
          Net interest income                                  2,188,933    1,998,812      729,940      707,930

Provision for loan losses                                        162,000      135,000       54,000       45,000
                                                              ----------   ----------   ----------   ----------
                                                               2,026,933    1,863,812      675,940      662,930
                                                              ----------   ----------   ----------   ----------
Noninterest income
     Fees and service charges                                  1,285,707      882,996      455,839      349,871
     Gain (loss) on sale of investment securities                 43,880        4,375       24,675            -
     Fee to process and maintain cash facility                    90,000       90,000       30,000       30,000
     Other                                                       282,200      124,422      104,369       29,473
                                                              ----------   ----------   ----------   ----------
          Total noninterest income                             1,701,787    1,101,793      614,883      409,344
                                                              ----------   ----------   ----------   ----------

                                                               3,728,720    2,965,605    1,290,823    1,072,274
                                                              ----------   ----------   ----------   ----------
Noninterest expense
     Compensation and benefits                                 1,597,567    1,142,777      595,647      405,805
     Professional fees                                           161,686      159,774       38,921       71,329
     Occupancy expense                                           437,293      414,250      145,700      134,448
     Office operations                                           638,717      496,787      222,556      185,959
     Other operating expense                                     347,070      308,874      134,440      105,830
                                                              ----------   ----------   ----------   ----------
          Total noninterest expense                            3,182,333    2,522,462    1,137,264      903,371
                                                              ----------   ----------   ----------   ----------

Income before income taxes                                       546,387      443,143      153,559      168,903
Income taxes                                                     202,157      163,092       56,737       62,495

                                                              ----------   ----------   ----------   ----------
Net income                                                       344,230      280,051       96,822      106,408

Net change in unrealized gains/losses on securities
     available for sale, net of deferred income tax benefit      288,286      127,371   $  155,365   $   15,338
                                                              ----------   ----------   ----------   ----------
Comprehensive income                                          $  632,516   $  407,422   $  252,187   $  121,746
                                                              ==========   ==========   ==========   ==========

Earnings per share - basic and diluted                              0.97         0.75         0.29         0.29
                                                              ----------   ----------   ----------   ----------
Shares used in computing earnings per share                      353,358      372,675      335,572      372,675
                                                              ==========   ==========   ==========   ==========

The accompanying notes are an integral part of these consolidated statements.

                      BUCS FINANCIAL CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
           FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

                                                                          2002            2001
                                                                      ------------    ------------
Cash flows from operating activities
   Cash inflows
          Interest income                                             $  4,143,776    $  4,275,628
          Fees and service charges                                       1,285,707         882,996
          Other income                                                     282,200         124,422
                                                                      ------------    ------------
                                                                         5,711,683       5,283,046
                                                                      ------------    ------------
   Cash outflows
          General and administrative expenses                            2,769,536       2,173,572
          Interest on deposits                                           1,454,313       1,620,999
          Interest on borrowed funds                                       462,208         572,670
          Income taxes                                                     367,860          25,591
                                                                      ------------    ------------
                                                                         5,053,917       4,392,832
                                                                      ------------    ------------
Net cash provided by operating activities                                  657,766         890,214
                                                                      ------------    ------------

Cash flows from investing activities
   Cash inflows
          Loan principal repayments and loan participations sold        21,222,360      21,585,980
          Proceed from maturities and redemptions of securities
                available for sale                                       4,523,378       9,320,848
          Proceeds from repayments on securities held to maturity          177,354          93,948
                                                                      ------------    ------------
                                                                        25,923,092      31,000,776
                                                                      ------------    ------------
   Cash outflows
          Purchase of securities available for sale                     10,996,182      12,118,203
          Purchase of securities held to maturity                        1,005,000               -
          Loan disbursements                                            24,690,028      27,908,720
          Purchase of property and equipment                             1,194,081         120,536
          Acquisition of insurance subsidiary                               90,900               -
                                                                      ------------    ------------
                                                                        37,976,191      40,147,459
                                                                      ------------    ------------
Net cash used by investing activities                                  (12,053,099)     (9,146,683)
                                                                      ------------    ------------
Cash flows from financing activities
   Cash inflows
          Proceeds of sale of common stock                                       -       3,210,044
          Net decreases in borrowed funds from the
              Federal Home Loan Bank                                             -      (2,500,000)
          Net increase in deposits                                      11,130,188      10,147,636
                                                                      ------------    ------------
                                                                        11,130,188      10,857,680
                                                                      ------------    ------------
   Cash outflows
          Payments on notes payable                                        125,000               -
          Repurchase of common stock                                       826,741               -
                                                                      ------------    ------------
                                                                           951,741               -
                                                                      ------------    ------------
Net cash provided by financing activities                               10,178,447      10,857,680
                                                                      ------------    ------------

Net increase in cash and cash equivalents                               (1,216,886)      2,601,211
Cash and cash equivalents, beginning of period                           2,359,036       5,354,010
                                                                      ------------    ------------
Cash and cash equivalents, end of period                              $  1,142,150    $  7,955,221
                                                                      ============    ============

Reconciliation of net income to net cash
     provided by operating activities
          Net income                                                  $    344,230    $    280,051
          Investment securities (gains) losses                             (43,880)          4,375
          Adjustments for items not providing or not requiring cash
               or cash equivalents
                     Provision for loan losses                             162,000         135,000
                     Depreciation and amortization                         190,623         153,637
          Effects of changes in operating assets and liabilities
                     Accrued interest receivable                            38,322         120,197
                     Prepaid expenses and other assets                      (2,502)         87,871
                     Accounts payable and other liabilities                (31,027)        109,083
                                                                      ------------    ------------
Net cash provided by operating activities                             $    657,766    $    890,214
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

The accompanying consolidated financial statements for September 30, 2002 and the nine month periods ending September 30, 2002 and 2001 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading.

These consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2001, included in the Company's Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission. The balance sheet as of December 31, 2001 has been derived from the audited financial statements at that date.

The unaudited consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the financial position of the Company as of September 30, 2002, the results of its operations for the nine month period ended September 30, 2002, and cash flows for the nine month period ended September 30, 2002. The results of the interim periods are not necessarily indicative of the results expected for the full fiscal year.

On October 1, 2002, The Financial Accounting Standards Board issued SFAS No. 147, "Acquisitions of Certain Financial Institutions," which amends certain provisions of SFAS No. 72, SFAS No. 144, and FASB Interpretation No. 9. SFAS No. 147 removes acquisitions of financial institutions from the scope of SFAS No. 72 and requires that such acquisitions be accounted for in accordance with SFAS No. 141, "Business Combinations." If the acquisition meets the definition of a business combination, it shall be accounted for by the purchase method in accordance with the provisions of SFAS No. 141. Any goodwill that results will be accounted for in accordance with SFAS No. 142. If the acquisition does not meet the definition of a business combination, the cost of the assets acquired shall be allocated to the individual assets acquired and liabilities assumed based on their relative fair values and shall not give rise to goodwill.

In addition, this proposed statement would amend SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit-cardholder intangible assets. Accordingly, those intangible assets would be subject to the same undiscounted cash flow recoverability tests and impairment loss recognition and measurement provisions that SFAS No. 144 requires for long-term tangible assets and other finite-lived intangible assets that are held and used.

Management does not expect the impact of SFAS No. 147 to be material to the company's consolidated financial statements.

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

Note 3 - Earnings
         --------

Earnings per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding, less unearned ESOP shares, during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, including any potential dilutive securities outstanding, such as options and warrants.

Note 4 - Stock Repurchases
         -----------------

The Company purchased 40,500 shares of its common stock in the second and third quarters of 2002 in conjunction with its stock repurchase plan to buy back 10% of its outstanding common stock. Cost of the shares repurchased during the quarters equaled $826,619. At September 30, 2002, there were 9 shares yet to be purchased under the stock repurchase plan.

Note 5 - Capital Commitments
         -------------------

The Company had capital commitments of approximately $1,482,000, at September 30, 2002 related to the purchase and construction of two new branch office in Owings Mills, Maryland and Columbia, Maryland.

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

Changes in Financial Condition

     The Company's total assets of $95.5 million at September 30, 2002 reflect an increase of $10.9 million or 12.9% as compared to $84.6 million at December 31, 2001. The increase in assets was comprised mainly of increases in investment securities available for sale, investment securities held to maturity, loans receivable, net, and property and equipment of $7.2 million, $801,000, $2.7 million, and $1.4 million, respectively, partially offset by a decline in cash and cash equivalents of $1.2 million.

     The Company's total liabilities of $85.9 million at September 30, 2002 reflect an increase of $11.1 million or 14.8% as compared to $74.8 million at December 31, 2002. The increase in the Company's liabilities was due entirely to an $11.1 million increase in total deposits.

     Cash and Cash Equivalents. Cash and cash equivalents, which include interest-bearing deposits in other banks with original maturities of less than three months and Liquid Cash Trust investments, totaled approximately $1.1 million at September 30, 2002, a decrease of $1.2 million or 51.6% as compared to $2.4 million at December 31, 2001. The decrease is due to the Bank moving funds to higher yielding investment securities.

     Investment Securities Available for Sale. Investment securities available for sale increased by $7.2 million or 37.9% to $26.3 million at September 30, 2002 as compared to $19.1 million at December 31, 2001. This is primarily the result of purchases of $11.0 million of mortgage backed and government agency securities offset by sales and repayments on mortgage backed securities totaling $3.7 million. As deposit growth outpaced that of loans, excess funds were used to purchase investment securities.

     Investment Securities Held to Maturity. Investment securities held to maturity increased by $801,000 or 110.9% to $1.5 million at September 30, 2002 as compared to $723,000 at December 31, 2001. This is the result of the purchase of a $1.0 million investment in collateralized mortgage obligations offset by repayments on collateralized mortgage obligations of $199,000.

     Loans Receivable, Net. Net loans receivable at September 30, 2002 totaled $62.0 million, an increase of $2.7 million or approximately 4.5%, as compared to $59.4 million at December 31, 2001. Originations and line of credit advances of $24.7 million, which includes $19.6 million of consumer loans including home equity loans, $2.7 million in first mortgage loans on one-to-four-family residences, and $2.4 million of commercial real estate and other commercial loans in the Bank's prime lending area were offset by principal repayments and loan participations sold totaling $22.0 million.

     Deposits. Total deposits, after interest credited, increased by $11.1 million or 18.1% to $72.5 million at September 30, 2002, as compared to $61.4 million at December 31, 2001. The increase was due in part to the cyclical trends resulting from the Bank's former status as a credit union. In additional, there has been an apparent movement of funds from stocks and mutual funds into safer bank deposit accounts as the equity markets fluctuated. These factors combined to produce increases in regular savings, non-interest bearing checking, money market account, and certificate of deposit balances of $2.6 million, $1.7 million, $2.7 million and $4.1 million, respectively.

     FHLB Advances. FHLB advances totaled $12.5 million at September 30, 2002, representing no change from the total at December 31, 2001. The Bank did borrow an additional $1,000,000 during May 2002 but this was repaid from the proceeds of sale of investments securities available for sale on May 31, 2002. No additional borrowing was needed due to the large deposit inflow during the period.

     Stockholders' Equity. Stockholders' equity declined by $195,000 to $9.52 million at September 30, 2002, as compared to $9.72 million at December 31 2001. The decrease in equity is due to the repurchase of 40,500 shares of the company stock in conjunction with its repurchase plan to buy back 10% of its outstanding stock. The cost of the shares repurchased was $827,000. This was partially offset by net income during the nine-month period of $344,000 and an increase in accumulated other comprehensive income of $288,000 resulting from an increase in the estimated fair value of investment securities available for sale.

Results of Operations for the Nine Months Ended September 30, 2002 and 2001

     Net Income. The Company recorded net income of $344,000 for the nine-month period ended September 30, 2002, as compared to $280,000 for the same period in 2001, representing a $64,000 or 22.9% increase. Net interest income increased $190,000 and noninterest income increased by $600,000, while noninterest expense increased by $660,000. The increases in interest income and noninterest income were partially offset by a $27,000 increase in provision for loan losses and by a $39,000 increase in the provision for income taxes. Changes in the components of income and expense are discussed herein.

     Net Interest Income. Net interest income increased $190,000 or 9.5% for the nine-month period ended September 30, 2002, as compared to the same period in 2001. The average balance of interest-earning assets increased $11.7 million or 15.6%, while the average yield thereon decreased 107 basis points. The average balance of interest-bearing liabilities increased $12.6 million or 18.3% and the average rate paid thereon decreased 104 basis points. The increase in interest-earning assets is attributed to the increase in deposit volume at both of the Bank's office locations. The average yield on earning assets decreased primarily due to continued interest rate reductions by the Federal Reserve. The average cost of interest-bearing liabilities decreased as the Bank reduced rates paid on deposit accounts and the cost of Federal Home Loan Bank borrowing declined in conjunction with the downward trend of market interest rates. The net interest rate spread, which is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, decreased to 3.17% for the six-month period ended September 30, 2002 from 3.20% for the same period in 2001. The decrease in the net interest rate spread is primarily due to the fact that as general market interest rates have fallen, interest-earning assets repriced slightly faster than interest bearing liabilities during the nine-month period ended September 30, 2002, as compared to 2001.

     Interest Income. Interest income decreased $50,000 or 1.2% to $4.105 million for the nine-month period ended September 30, 2002, as compared to $4.155 million for the same period in 2001.

     Interest on loans receivable increased $21,000 or .6% for the nine-month period ended September 30, 2002, as compared to the same period in 2001. The increase is mainly the result of a $8.5 million or 16.2% increase in the average balance of loans receivable, partially offset by a 108 basis point reduction in the average yield thereon.

     Interest income on securities decreased by $71,000 or 7.2% for the nine-month period ended September 30, 2002, as compared to the same period in 2001. The decrease is the result of a 107 basis point decline in the average yield on investment securities, partially offset by $3.2 million or 14.0% increase in the average balance of investment securities.

     The average yield on interest-earning assets was 6.30% and 7.37% for the nine-month period ended September 30, 2002 and 2001, respectively.

     Interest Expense. Interest expense totaled $1.92 million for the nine-month period ended September 30, 2002, as compared to $2.16 million for the same period in 2001, a decrease of $240,000 or 11.1%. The average balance of interest-bearing liabilities increased $12.6 million or 18.3% while the average rate paid thereon decreased by 104 basis points.

     Interest expense on deposits decreased $167,000 or 10.3% for the nine-month period ended September 30, 2002, as compared to the same period in 2001. The decrease was due to a decline in the cost of average deposits of 98 basis points, partially offset by an increase in average total deposits of $11.9 million or 20.9%.

     Interest on FHLB advances decreased by $74,000 or 13.8% for the nine-month period ended September 30, 2002, as compared to the same period in 2001. The decrease was due to a decline in the cost of advances of 110 basis points, partially offset by an increase in the average balance of advances outstanding of $745,000 or 6.1%. The Company uses FHLB advances as a funding source and has in the past used borrowings to supplement deposits, which are the Company's primary source of funds.

     The average cost of interest-bearing liabilities was 3.13% and 4.17% for the nine-month periods ended September 30, 2002 and 2001, respectively.

     Provision for Loan Losses. During the nine-month period ended September 30, 2002 and 2001, the Company established provisions for loan losses of $162,000 and $135,000, respectively. This reflected management's evaluation of the underlying credit risk of the loan portfolio and the level of allowance for loan losses.

     At September 30, 2002, the allowance for loan losses totaled $623,000 or ..99% and 700.0% of total loans and total non-performing loans, respectively, as compared to $669,000 or 1.19% and 213.7%, respectively at September 30, 2001. The Company's non-performing loans (non-accrual loans and accruing loans 90 days or more past due) totaled $89,000 and $313,000 at September 30, 2002 and September 30, 2001, respectively, which represents .14% and .56% of the Company's total loans, respectively. The Company's ratio of non-performing loans to total assets was .09% and .37% at September 30, 2002 and September 30, 2001, respectively. The decrease in non-performing loans is primarily the result of resolving problems with one past due mortgage loan with a balance of $116,000 and charge off of older non-performing loans.

     Noninterest Income. Total noninterest income, primarily fees, service charges, and commissions from the Company's wholly-owned subsidiary, Armor Insurance Group, Inc., increased $600,000 or 54.5% for the nine-month period ended September 30, 2002, as compared to the same period in 2001. The increase reflects an emphasis on charging appropriate fees for services, such as ATM fees and insufficient funds fees, and interchange income generated by customers' use of check cards. Commissions on insurance sales by Armor Insurance Group, Inc. increased to $282,000 for the nine-month period ended September 30, 2002 from $112,000 for the same period in 2001.

     Noninterest Expense. Total noninterest expense increased by $660,000 or 26.2% for the nine-month period ended September 30, 2002, as compared to the same period in 2001. This increase was attributable to increases of $455,000 or 39.8% in compensation and benefits resulting from addition of employees to both the Bank and Armor Insurance Group, Inc. as both have continued to add new business, increased cost for employee insurance programs, and normal compensation increases, and $142,000 or 28.6% in office operations costs resulting mainly from increased operating costs associated with growth of business at both the Bank and Armor Insurance Group, Inc. In addition, office occupancy and miscellaneous noninterest expenses increased by $23,000 and $38,000 or 5.6% and 12.4%, respectively.

     Income Tax Expense. The provision for income taxes totaled $202,000 for the nine-month period ended September 30, 2002, as compared to $163,000 for the same period in 2001. The $39,000 or 24.0% increase is the result of increased net taxable income.

Results of Operations for the Three Months Ended September 30, 2002 and 2001

     Net Income. The Company recorded net income of $97,000 for the quarter ended September 30, 2002, as compared to $106,000 for the same quarter in 2001, representing a $9,000 or 9.0% decrease. Net interest income increased $22,000 and noninterest income increased by $219,000, while noninterest expense increased by $234,000. Changes in the components of income and expense are discussed herein.

     Net Interest Income. Net interest income increased $22,000 or 3.1% for the quarter ended September 30, 2002, as compared to the same quarter in 2001. The average balance of interest-earning assets increased $10.1 million or 13.7%, while the average yield thereon decreased 98 basis points. The average balance of interest-bearing liabilities increased $13.3 million or 18.8%, and the average rate paid thereon decreased 84 basis points. The increase in interest-earning assets is attributed to the increase in deposit volume at both of the Bank's office locations. The average yield on interest-earning assets and the average cost of interest-bearing liabilities both declined primarily due to continued rate reductions by the Federal Reserve. The interest earned declined to a greater degree than the cost of interest-bearing liabilities because the Company's interest-earning assets repriced more rapidly than interest-bearing liabilities and because the greatest amount of the deposit growth came in higher cost money market and certificate of deposit accounts. The total of money market and certificate of deposit accounts equaled 54.0% and 50.5% of total deposits as of September 30, 2002 and 2001, respectively. The net interest rate spread, which is the difference between the yield on average interest-earning assets and the cost of interest-bearing liabilities, decreased to 3.15% for the quarter ended September 30, 2002 from 3.29% for the same quarter in 2001. The decrease in the net interest rate spread is primarily due to the fact that as general market interest rates declined interest-earning assets repriced slightly faster than interest-bearing liabilities during the three-month period ended September 30, 2002 as compared to the same period in 2001.

     Interest Income. Interest income decreased $25,000 or 1.8% to $1.367 million for the quarter ended September 30, 2002, as compared to $1.392 million for the same quarter in 2001.

     Interest on loans receivable decreased $8,000 or .8% for the quarter ended September 30, 2002, as compared to the same quarter in 2001. The decrease is mainly the result of a 92 basis point reduction in the average yield on loans receivable, partially offset by $6.9 million or 12.5% increase in the average balance of loans receivable.

     Interest income on securities decreased by $17,000 or 5.5%for the quarter ended September 30, 2002, as compared to the same quarter in 2001. The decrease is the result of a 105 basis point decrease in the average yield on investment securities, partially offset by a $3.8 million or 16.8% increase in the average balance of investment securities.

     The average yield on interest-earning assets was 6.19% and 7.17% for the quarter ended September 30, 2002 and 2001, respectively.

     Interest Expense. Interest expense totaled $637,000 for the quarter ended September 30, 2002, as compared to $684,000 for the same quarter in 2001, a decrease of $47,000, or 6.9%. The average balance of interest-bearing liabilities increased $13.2 million or 18.8%, however, the average rate paid thereon decreased by 84 basis points.

     Interest expense on deposits decreased $39,000 or 7.3% for the quarter ended September 30, 2002, as compared to the same quarter in 2001. The decrease was due to a decrease in the average cost of deposits of 81 basis points, partially offset by an increase in average deposits of $11.9 million or 20.1%.

     Interest on FHLB advances decreased by $8,000 or 5.3% for the quarter ended September 30, 2002, as compared to the same period in 2001. The decrease was due to a decrease in the average cost of advances of 89 basis points, partially offset by and increase in the balance of FHLB advances of $1.4 million or 12.3%. The Company uses FHLB advances as a funding source and has in the past used borrowings to supplement deposits, which are the Company's primary source of funds.

     The average cost of interest-bearing liabilities was 3.15% and 3.29% for the quarters ended September 30, 2002 and 2001, respectively.

     Provision for Loan Losses. During the quarter ended September 30, 2002 and 2001, the Company established provisions for loan losses of $54,000 and $45,000, respectively. This reflected management's evaluation of the underlying credit risk of the loan portfolio and the level of allowance for loan losses. The increase in the loan loss provision of $9,000 or 20% reflects management's decision to increase funding from the prior period due to increased growth in total loans outstanding, especially commercial loans.

     Noninterest Income. Total noninterest income, primarily fees, service charges, and commissions from Armor Insurance Group, Inc. increased $206,000 or 50.2% for the quarter ended September 30, 2002, as compared to the same quarter in 2001. The increase reflects an emphasis on charging appropriate fees for services, such as ATM fees, insufficient funds fees, and interchange income generated by customers' use of check cards. Commissions on insurance sales by the Company's wholly-owned insurance subsidiary, Armor Insurance Group, Inc. increased to $104,000 for the quarter ended September 30, 2002 from $52,000 for the same quarter in 2001.

     Noninterest Expense. Total noninterest expense increased by $234,000 or 25.9% for the quarter ended September 30, 2002, as compared to the same quarter in 2001. This increase was attributable to increases of $190,000 or 46.8% in compensation and benefits resulting from addition of employees, including two vice-presidents positions, at both the Bank and Armor Insurance Group, Inc., increased cost for employee insurance programs, and normal compensation increases, and $37,000 or 19.7% and $11,000 or 8.4% in office operations and occupancy expenses, respectively, reflecting increased costs associated with the growth of both the Bank and Armor Insurance Group, Inc. These increases were partially offset by a decrease of $32,000 or 45.4% in professional fees as the Bank used less consulting and legal services during the quarter ending September 30, 2002 than in the same period in 2001.

     Income Tax Expense. The provision for income taxes totaled $57,000 for the quarter ended September 30, 2002, as compared to $63,000 for the same quarter in 2001. The $6,000 or 9.2% decrease is the result of decreased net taxable income.

Capital Requirements

     The Bank is subject to federal regulations that impose certain minimum capital requirements. Quantitative measures, established by regulation to ensure capital adequacy, require the Bank to maintain amounts and ratios of tangible and core capital to adjusted total assets and of total risk-based capital to risk-weighted assets. On September 30, 2002, the Bank was in compliance with all of its regulatory capital requirements.

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

                             CONTROLS AND PROCEDURES



     (a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly
Report on Form 10-QSB, the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     (b) Changes in internal controls. There were no significant changes in the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     The Registrant and its subsidiaries, from time to time, may be a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which BUCS Federal Bank, the wholly-owned subsidiary of the Registrant, holds security interests, claims involving the making and servicing of real property loans, and other issues incident to its business. There were no lawsuits pending or known to be contemplated at September 30, 2002 that would have a material effect on operations or income.

Item 2.  Changes in Securities and Use of Proceeds.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security-Holders.

         None.

Item 5.  Other Information.

     As previously reported, the Registrant's wholly-owned subsidiary, BUCS Federal Bank (the "Bank") is in the process of opening a new branch office in Owings Mills, Maryland. The Bank's application to the Office of Thrift Supervision for permission to open this branch office was approved during the quarter, and opening of this branch is projected for late fall 2002.

     In addition, as previously reported, the Bank is in the process of building a new branch office in Columbia, Maryland. The completion of construction and the opening of the Columbia branch is now anticipated to occur in May or June of 2003.

Item 6.  Exhibits and Reports on Form 8-K.

         a)    Exhibits:

               99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to "906 of the Sarbanes-Oxley Act of 2002

         b)    Reports on Form 8-K:

               None.

                                   SIGNATURES



     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BUCS FINANCIAL CORP



Date: November 8, 2002                 By: /s/ Herbert J. Moltzan
                                           -------------------------------------
                                           Herbert J. Moltzan
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)


     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Herbert J. Moltzan                         /s/ Matthew J. Ford
-------------------------------------          ---------------------------------
Herbert J. Moltzan                             Matthew J. Ford
President and Chief Executive Officer          Chief Financial Officer


Date: November 8, 2002                         Date: November 8, 2002
      -------------------------------                ---------------------------

                             BUCS FINANCIAL CORP
                             Owings Mills, Maryland

                                  CERTIFICATION

                             Pursuant to Section 302
                                     of the
                           Sarbanes-Oxley Act of 2002


     I, Herbert J. Moltzan, President and Chief Executive Officer of BUCS Financial Corp (the "Company"), hereby certify that:

1. I have reviewed the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002 of the Company;

2. Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in the report;

4.   The  Company's  other  certifying   officers  and  I  are  responsible  for
     establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) for the Company and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to me by others within the Company, particularly during the period in which the report is being prepared;

     (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (the "Evaluation Date"); and

     (c) presented in the report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors:

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in the report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: November 6, 2002                         /s/ Herbert J. Moltzan
      ---------------------                    ---------------------------------
                                               Herbert J. Moltzan, President and
                                               Chief Executive Officer

                               BUCS FINANCIAL CORP
                             Owings Mills, Maryland

                                  CERTIFICATION

                             Pursuant to Section 302
                                     of the
                           Sarbanes-Oxley Act of 2002

     I, Matthew Ford, Chief Financial Officer of BUCS Financial Corp (the "Company"), hereby certify that:

1. I have reviewed the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002, of the Company;

2. Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in the report;

4.   The  Company's  other  certifying   officers  and  I  are  responsible  for
     establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) for the Company and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to me by others within the Company, particularly during the period in which the report is being prepared;

     (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (the "Evaluation Date"); and

     (c) presented in the report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors:

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in the report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 6, 2002                    /s/ Matthew Ford
       ------------------                  -------------------------------------
                                           Matthew Ford, Chief Financial Officer