Form 10KSB
period 2002-12-31
BUCS FINANCIAL CORP
filed 2003-03-28
CIK 1125813

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2002
                                           -----------------

                                      -OR-

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________ to
     _____________.

                         Commission File Number: 0-32437
                                                 -------

                               BUCS Financial Corp
               ---------------------------------------------
               (Name of Small Business Issuer in Its Charter)


            Maryland                                               52-2269586
-------------------------------                              -------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

10455 Mill Run Circle, Owings Mills, Maryland                            21117
---------------------------------------------                          ---------
(Address of Principal Executive Offices)                              (Zip Code)

Issuer's Telephone Number, Including Area Code:  (410) 998-5304
                                                 --------------

Securities registered under Section 12(b) of the Exchange Act:   None
                                                                 ----

Securities registered under Section 12(g) of   Common Stock, par value $0.10 per
the Exchange Act:                                          share
                                               ---------------------------------
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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: $7.8 million.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked price of the registrant's Common Stock on March 13, 2003, was $6.3 million.

     As of March 10, 2003, there were 364,585 outstanding shares of the registrant's Common Stock.

     Transitional Small Business Disclosure Format (check one): YES    NO  X
                                                                   ---    ---

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year ended December 31, 2002. (Part II)
2.   Portions  of  the  Proxy   Statement   for  the  2003  Annual   Meeting  of
     Stockholders. (Part III)

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

     The Bank is a federally chartered stock savings bank headquartered in Owings Mills, Maryland, with branch offices located in Columbia and Owings Mills, Maryland. The Bank is subject to examination and comprehensive regulation by the Office of Thrift Supervision ("OTS") and its deposits are federally insured by the Savings Association Insurance Fund ("SAIF"). The Bank is a member of and owns capital stock in the FHLB of Atlanta, which is one of the 12 regional banks in the FHLB System.

     The Bank was originally founded in 1970 as a federal credit union. On March 1, 1998, the Bank converted its charter to a federal mutual savings association. As a result, the Bank was able to begin serving the general public in addition to continuing to serve employee groups. The Bank is a community- oriented savings organization, providing traditional retail banking services, one- to four-family residential mortgage loans, and consumer loan products, including home equity, auto, and personal loans. Originally, the Bank operated as a typical credit union, with an emphasis on consumer lending. Since 1986, however, the Bank has also originated a substantial amount of one- to four-family residential mortgage loans. The Bank began originating commercial real estate loans in 2000. In 2001, the Bank began originating commercial loans to complement the array of commercial checking and deposit services offered by the Bank. At December 31, 2002, commercial real estate loans totaled $3.1 million and commercial loans totaled $1.7 million.

     At December 31, 2002, the Company had total assets, deposits, and equity of $96.8 million, $73.7 million, and $9.7 million, respectively. The Bank attracts deposits from the general public and uses these deposits primarily to originate loans and to purchase investment, mortgage-backed and other securities. The principal sources of funds for the Bank's lending and investing activities are deposits, FHLB advances, the repayment and maturity of loans and sale, maturity, and call of securities. The principal source of income is interest on loans and investment and mortgage-backed securities. The principal expense is interest paid on deposits and FHLB advances.

Market Area and Competition

     The Bank operates from its main office in Owings Mills, Maryland, a full-service branch office also in Owings Mills, and a full-service branch office in Columbia, Maryland. Drive-up facilities are available at the Columbia and the Owings Mills offices. The Bank also maintains five remote ATM locations, four of which offer 24-hour access. The Bank is in the process of building a new branch office in Columbia, Maryland that is expected to open in May or June of 2003.

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

Lending Activities

     Loan Portfolio Composition. The following table analyzes the composition of the Bank's loan portfolio by loan category at the dates indicated.


                                                At December 31,
                                   ----------------------------------------
                                          2002                  2001
                                   ------------------     -----------------
                                    Amount    Percent      Amount   Percent
                                   --------   -------     --------  -------
                                             (Dollars in thousands)
Type of Loans:
Mortgage loans:
  Residential..................    $19,942      29.80%    $17,238     28.72%
  Land.........................          5       0.01           5      0.01
  Commercial real estate.......      3,129       4.68         912      1.52

Commercial loans...............      1,707       2.55         684      1.14

Consumer loans:
  Home equity loans............     19,948      29.81      19,045     31.73
  Secured loans................     17,428      26.04      17,563     29.26
  Other........................      4,758       7.11       4,577      7.62
                                   -------     ------     -------    ------
Total loans....................     66,917     100.00%     60,024    100.00%
                                               ======                ======
Less:
  Allowance for loan losses....       (580)                  (663)
                                   -------                -------
Total loans, net...............    $66,337                $59,361
                                   =======                =======

     Loan Maturity Schedule. The following table sets forth the maturity or repricing of Bank's loan portfolio at December 31, 2002. Demand loans, loans having no stated maturity and overdrafts are shown as due in one year or less.


                                                                                Auto and
                                            Commercial                   Home    Other
                         Residential  Land  Real Estate   Commercial   Equity   Consumer    Total
                         ----------   ----  -----------   ----------   ------   --------  --------
                                                        (In thousands)

Amounts Due:
Within 1 Year.........    $    95       $-    $   94        $  123    $11,766   $ 4,027    $16,105
                          -------       --    ------        ------    -------   -------    -------
After 1 year:
  1 to 3 years........         35        -         -           195        302     6,789      7,321
  3 to 5 years........         84        -       792           216      1,506     9,683     12,018
  5 to 10 years.......      1,213        5       175         1,173      4,127     1,395      7,718
  10 to 15 years......      7,526        -         -             -      1,811       268      9,605
  Over 15 years.......     10,989        -     2,068             -        436        24     14,050
                          -------       --    ------        ------    -------   -------    -------
Total due after
   one year...........     19,847        5     3,035         1,584      8,182    18,159     50,812
                          -------       --    ------        ------    -------   -------    -------

Total amount due......    $19,942       $5    $3,129        $1,707    $19,948   $22,186    $66,917
                          =======       ==    ======        ======    =======   =======    =======

     The following table sets forth the dollar amount of all loans at December 31, 2002 which have pre- determined interest rates and which have floating or adjustable interest rates.

                                                  Floating or
                                  Fixed Rates   Adjustable Rates     Total
                                  -----------  -----------------   ---------
                                                 (In thousands)

Residential....................    $16,227          $ 3,715         $19,942
Land...........................          5                -               5
Commercial real estate.........      1,567            1,562           3,129
Commercial.....................          -            1,707           1,707
Home equity loans..............      7,574           12,374          19,948
Auto and other consumer........     18,929            3,257          22,186
                                   -------          -------         -------
  Total........................    $44,302          $22,615         $66,917
                                   =======          =======         =======

     Consumer Loans. As of December 31, 2002, consumer loans amounted to $42.1 million or 63.0% of the Bank's total loan portfolio and consisted primarily of home equity loans and auto loans. To a lesser extent, the Bank originates personal loans (secured and unsecured), savings secured loans (deposit loans), and personal lines of credit. Consumer loans are originated in the Bank's market area and generally have maturities of up to 15 years for home equity loans and up to 5 years for other consumer loans. For saving secured loans, the Bank will generally lend up to 100% of the account balance.

     Consumer loans generally have shorter terms and higher interest rates than residential loans. The consumer loan market can be helpful in improving the spread between the average loan yield and the cost of funds and at the same time improve the matching of rate sensitive assets and liabilities.

     Consumer loans entail greater risks than residential mortgage loans, particularly consumer loans secured by rapidly depreciable assets such as automobiles or loans that are unsecured. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. Further, consumer loan repayment is dependent on the borrower's continuing financial stability and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Any late payments or failure to repay would hurt the Bank's earnings. Finally, the application of various federal laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on consumer loans in the event of a default.

     The underwriting standards employed by the Bank for consumer loans include a determination of the applicant's credit history and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan. The stability of the applicant's monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. Creditworthiness of the applicant is of primary consideration; however, the underwriting process also includes a comparison of the value of the collateral in relation to the proposed loan amount. Applications are taken by member service representatives via telephone, facsimile, e-mail, and through the Bank's website. The representatives are authorized to approve consumer loan applications within individual levels of authority and a recommendation to a manager is made for loans over the authorized discretion of the representative. Every effort is made to complete the consumer loan application process within one hour of receipt. Home equity loans and lines of credit are processed by the Bank's mortgage loan specialist in the same manner as other consumer loans. Outside professionals are employed to conduct appraisals for loans over $25,000 and a tax assessment or realtors' market analysis is utilized for loans under that amount.

     Residential Loans. The Bank's primary residential lending activity consists of the origination of one- to four-family mortgage loans secured by property located in the Bank's market area. The Bank generally originates single-family residential mortgage loans in amounts up to 80% of the lesser of the appraised value or selling price of the mortgaged property without requiring private mortgage insurance. The Bank will originate a mortgage loan in an amount up to 95% of the lesser of the appraised value or selling price of a mortgaged property, however, private mortgage insurance is generally required on the amount financed in excess of 80%.

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

     Property appraisals on real estate securing the Bank's single-family residential loans are made by state certified or licensed independent appraisers approved by the Board of Directors. Appraisals are performed in accordance with applicable regulations and policies. The Bank obtains title insurance policies on all first mortgage real estate loans originated. All property secured loans require fire and casualty insurance. Loans made on property located in designated flood zones require minimum flood insurance coverage based on the amount of the loan.

     Commercial Real Estate Loans. Starting in 2000, the Bank began to originate commercial real estate mortgage loans, including loans on multi-family dwellings, retail/service space, and other income-producing properties. The Bank requires no less than a 25% down payment or equity position for commercial real estate loans. Typically these loans are made with terms of 5 to 20 years. Essentially all of the Bank's commercial real estate loans are on properties located within its market area and all are within Maryland. The Bank occasionally sells participation interests in commercial real estate loans originated by it that would otherwise exceed its loans-to-one-borrower limit.

     The commercial real estate loan portfolio grew by $2.2 million or 243% during 2002 and totaled $3.1 million at December 31, 2002. It is management's intention to continue emphasizing the origination of commercial real estate loans.

     The likelihood that commercial real estate loans will not be repaid or will be late in paying is generally greater than with one- to four-family residential loans. Any failure to pay or late payments would hurt the Bank's earnings. The repayment of these loans typically is dependent on the successful operations and income stream of the real estate and the borrower. These risks can be significantly affected by economic conditions.

In addition, commercial real estate lending generally requires substantially greater evaluation and oversight efforts compared to one- to four-family residential lending.

     Commercial Loans. Commercial loans are generally made to small businesses in the Bank's market area. Approximately one-half of the commercial loan activity to date has been in conjunction with the guarantee programs of the Small Business Administration (SBA). In December 2001, the Bank hired a second commercial account officer in an effort to further expand its commercial loan business.

     The Bank's commercial loans are generally secured by real estate. Secured commercial loans are made in amounts of up to 75% of the value of the collateral securing the loan. The Bank does not make any unsecured commercial loans. The Bank generally requires the personal guarantee of the business owner. Commercial lending products include installment loans and lines of credit. The Bank's commercial term loans have terms of up to ten years and are generally adjustable rate loans.

     The commercial loan portfolio grew significantly during 2002, from $684,000 at December 31, 2001 to $1.7 million at December 31, 2002. The Bank's largest commercial lending relationship at that date was a $500,000 loan secured by real estate.

     Unlike single-family residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself and the general economic environment. Commercial business loans, therefore, have greater credit risk than residential mortgage loans. In addition, commercial loans generally carry larger balances to single borrowers or related groups of borrowers than one- to four-family loans. In addition, commercial lending generally requires substantially greater evaluation and oversight efforts compared to residential or non-residential real estate lending.

     Loans to One Borrower. Under federal law, savings institutions have, subject to certain exemptions, lending limits to one borrower in an amount equal to the greater of $500,000 or 15% of the institution's unimpaired capital and surplus. As of December 31, 2002, the Bank's largest aggregation of loans to one borrower was $750,534, consisting of one loan secured by residential real estate, two loans secured by investment property and a guaranty of $347,906 on a commercial loan, which was within the Bank's legal lending limit to one borrower at that date. At December 31, 2002, the loans were current.

     Loan Commitments. The Bank gives written commitments to prospective borrowers on all approved real estate loans. Generally, the commitment requires acceptance within 60 days of the date of the issuance. The total amount of the Bank's commitments to extend credit for mortgage loans as of December 31, 2002, was $16.2 million including commitments on lines of credit of $15.4 million.

Non-performing Loans and Problem Assets

     Loans are reviewed on a regular basis and are placed on a non-accrual status when they are more than 90 days delinquent. Loans may be placed on a non-accrual status at any time if, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. At December 31, 2002, the Bank had $54,000 of loans that were held on a non-accrual basis.

     Non-Performing Assets. The following table provides information regarding the Bank's non- performing loans and other non-performing assets at the dates indicated. As of each of the dates indicated, the Bank did not have any troubled debt restructurings within the meaning of Statement of Financial Accounting Standards No. 15.


                                                              At December 31,
                                                            -----------------
                                                             2002       2001
                                                            ------     ------
                                                              (In thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  Residential...........................................      $   -      $116
Consumer loans:
  Home equity loans.....................................         16         -
  Other consumer........................................         38       134
                                                              -----      ----
Total...................................................      $  54      $250
                                                              =====      ====
Accruing loans which are contractually
 past due 90 days or more:
Mortgage loans:
  Residential ..........................................      $   -      $  -
  All other mortgage loans..............................          -         -
Consumer loans:
  Home equity and second mortgages......................          -         -
  Other consumer........................................          -         -
                                                              -----      ----
Total...................................................      $   -      $  -
                                                              =====      ====
Total non-performing loans..............................      $  54      $250
                                                              =====      ====
Other non-performing assets.............................      $   -      $  -
                                                              =====      ====
Total non-performing assets.............................      $  54      $250
                                                              =====      ====
Total non-performing loans to net loans.................      0.08%     0.42%
                                                              =====     =====
Total non-performing loans to total assets..............      0.06%     0.30%
                                                              =====     =====
Total non-performing assets to total assets.............      0.06%     0.30%
                                                              =====     =====

     For the year ended December 31, 2002, the amount of interest that would have been recorded on loans accounted for on a non-accrual basis if those loans had been current according to the original loan agreements for the entire year was $7,100. This amount was not included in the Bank's interest income for the year.

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

     Management's evaluation of the classification of assets and the adequacy of the allowance for loan losses is reviewed by the Board on a regular basis and by the regulatory agencies as part of their examination process. The following table discloses the Bank's classification of its assets as of December 31, 2002. At December 31, 2002, all of the classified assets were loans.


                                              At December 31,
                                            -------------------
                                             2002         2001
                                            ------       ------
                                               (In thousands)

      Substandard....................         $447        $296
      Doubtful.......................           18         246
      Loss...........................           39          73
                                              ----        ----
        Total........................         $504        $615
                                              ====        ====

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

     Provisions for losses are charged against earnings in the period they are established. The Bank made $216,000 in provisions for loan losses for the year ended December 31, 2002.

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

     The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:


                                                         At December 31,
                                                      ----------------------
                                                        2002          2001
                                                      -------       -------
                                                         (In thousands)

Allowance balance (at beginning of period)........    $   663       $   600
                                                      -------       -------
Provision for loan losses.........................        216           180
                                                      -------       -------
Charge-offs:
  Residential real estate.........................         --            --
  Commercial real estate..........................         --            --
  Consumer........................................       (366)         (166)
Recoveries........................................         67            49
                                                      -------       -------
Net (charge-offs) recoveries......................       (299)         (117)
                                                      -------       -------
Allowance balance (at end of period)..............    $   580       $   663
                                                      =======       =======
Total loans outstanding...........................    $66,917       $60,024
                                                      =======       =======
Average loans outstanding.........................    $61,885       $53,114
                                                      =======       =======
Allowance for loan losses as
  a percent of total loans outstanding............      0.87%         1.11%
                                                        ====          ====
Net loans charged off as a percent of
   average loans outstanding......................      0.48%         0.22%
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

                                                At December 31,
                                  -------------------------------------------
                                        2002                    2001
                                  --------------------  ---------------------
                                           Percent of             Percent of
                                             Loans to               Loans to
                                   Amount  Total Loans    Amount  Total Loans
                                  -------- -----------   -------- -----------
                                            (Dollars in thousands)
At end of period allocated to:
Mortgage loans:
Residential:
  Permanent.....................    $ 87      29.80%       $285      28.73%
  Commercial real estate........      70       4.68           -       1.52

  Commercial loans..............      84       2.55           -       1.14

Consumer Loans:
  Home equity loans.............      83      29.81          26      31.73
  Auto loans....................     112      26.04         198      29.26
  Other.........................     144       7.12         154       7.62
                                    ----     ------        ----     ------
Total allowance.................    $580     100.00%       $663     100.00%
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

     Investment Securities. The Bank maintains a portfolio of investment securities, classified as either available for sale or held to maturity. At December 31, 2002, all of the Bank's investment securities consisted of U.S. government agency and government-sponsored entity obligations with varying characteristics as to rate, maturity and call provisions. Callable securities, representing 100% of the Bank's U.S. government agency and government-sponsored entity obligations, totaled approximately $2.0 million at December 31, 2002 and could reduce the Bank's investment yield if called prior to maturity. At December 31, 2002, the Bank did not have any investments in the obligations of state or local governments.

     Mortgage-backed Securities. The mortgage-backed securities in the Bank's portfolio are classified as either available for sale or held to maturity. The securities are participation certificates that are secured by interest in pools of mortgages. At December 31, 2002, the Bank held mortgage-backed securities that were issued and guaranteed by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC").

     Mortgage-backed securities typically are issued with stated principal amounts. The securities are backed by pools of mortgages that have loans with interest rates that are within a set range and have varying maturities. The underlying pool of mortgages can be composed of either fixed-rate or adjustable rate mortgage loans. The interest rate risk characteristics of the underlying pool of mortgages, including fixed-rate or adjustable-rate, and the prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

     Collateralized Mortgage Obligations ("CMOs"). The Bank also invests in CMOs, issued or sponsored by FNMA and FHLMC. The Bank's investment policy classifies CMO's as mortgage derivative products, with the investment restrictions applicable to such category as described above. CMOs are a type of debt security that aggregates pools of mortgages and mortgage-backed securities and creates different classes of CMO securities with varying maturities and amortization schedules as well as a residual interest with each class having different risk characteristics. The cash flows from the underlying collateral are usually divided into "tranches" or classes whereby tranches have descending priorities with respect to the distribution of principal and interest repayment of the underlying mortgages and mortgage- backed securities as opposed to pass through mortgage-backed securities where cash flows are distributed pro rata to all security holders. Unlike mortgage-backed securities from which cash flow is received and prepayment risk is shared pro rata by all securities holders, cash flows from the mortgages and mortgage- backed securities underlying CMOs are paid in accordance with a predetermined priority to investors holding various tranches of the securities or obligations. A particular tranche or class may carry prepayment risk which may be different from that of the underlying collateral and other tranches.

     Other Securities. Other securities used by the Bank, but not necessarily included in the investment portfolio, consist of equity securities, interest-bearing deposits and federal funds sold. Equity securities owned at December 31, 2002 consisted of a $875,000 investment in FHLB of Atlanta common stock (this amount is not shown in the securities portfolio). As a member of the FHLB of Atlanta, ownership of FHLB of Atlanta common shares is required. The remaining securities provide diversification and complement the Bank's overall investment strategy.

     The following table sets forth the carrying value of the Bank's investment securities portfolio at the dates indicated.

                                                          At December 31,
                                                       --------------------
                                                           2002        2001
                                                       --------     -------
Securities Held to Maturity:
 Collateralized mortgage obligations..................  $ 1,431     $   723
                                                        -------     -------
 Total securities held to maturity....................    1,431         723
                                                        -------     -------
Securities available for sale (at fair value):
 U.S. government agency and government-sponsored
   entity securities .................................    2,029         990
 Mortgage-backed securities...........................   17,994      18,113
                                                        -------     -------
 Total securities available for sale..................   20,023      19,103
                                                        -------     -------
 Total................................................  $21,454     $19,826
                                                        =======     =======

     The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Bank's investment and mortgage-backed securities portfolio at December 31, 2002.


                                                               At December 31, 2002
                   ------------------------------------------------------------------------------------------------------------
                    One Year or Less  One to Five Years  Five to Ten Years  More than Ten Years   Total Investment Securities
                   -----------------  -----------------  -----------------  ------------------- -------------------------------
                   Amortized Average  Amortized Average  Amortized  Average Amortized  Average  Amortized  Average  Estimated
                     Cost     Yield     Cost     Yield      Cost     Yield    Cost      Yield      Cost     Yield   Fair Value
                   --------- -------  --------- -------  ---------  ------- ---------  -------  ---------  -------  ----------
                                                      (Dollars in thousands)




U.S. government
  agency and
  government-
  sponsored
  entity
  securities.......  $  -       -%     $  999     4.64%     $1,000   6.49%   $     -       -%    $ 1,999    5.57%    $ 2,029
Collateralized
  mortgage
  obligations......     -       -         412     3.41          57   2.37        962    4.40       1,431    4.03       1,449

Mortgage-backed
  securities(1)....   173    7.30       5,690     5.18       2,301   5.78      9,430    4.35      17,594    4.83      17,994
                     ----    ----      ------     ----      ------   ----    -------    ----     -------    ----     -------
  Total............  $173    7.30%     $7,101     5.00%     $3,358   5.93%   $10,392    4.35%    $21,024    4.85%    $21,472
                     ====    ====      ======     ====      ======   ====    =======    ====     =======    ====     =======


----------------
(1) The totals include $7,354 of adjustable rate securities that reprice annually.

Sources of Funds

     General. Deposits are the major source of the Bank's funds for lending and other investment purposes. Borrowings (principally from the FHLB) are used to supplement the amount of funds for lending and investment. In addition to deposits and borrowings, the Bank derives funds from loan and mortgage-backed securities principal repayments, and proceeds from the maturity, call and sale of mortgage-backed securities and investment securities. Loan and mortgage-backed securities payments are a relatively stable source of funds, while deposit inflows are significantly influenced by general interest rates and money market conditions.

     Deposits. The following table sets forth for the years ended December 31, 2002 and 2001 the average amount of and average rate paid on deposits.


                                          Average                           Average
                                      Balance for the                   Balance for the
                                        year ended                        year ended
                                       December 31,        Average       December 31,       Average
Category                                   2002         Interest Rate        2001        Interest Rate
--------                              ---------------   -------------  ----------------  -------------
                                                               (Dollars in thousands)


Non-interest checking accounts....        $ 8,058               -%          $ 7,499              -%
Money Market and floating rate
   IRA accounts...................         13,287            2.29            10,701           2.52
Savings accounts..................         24,641            1.75            21,458           2.00
Certificates of deposit...........         23,990            4.95            18,671           5.57
                                          -------                           -------
             Total................        $69,976                           $58,329
                                          =======                           =======


     The following table shows the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2002.


                                                        Certificates
Maturity Period                                          of Deposit
---------------                                         ------------
                                                       (In thousands)

Within three months................................          $  714
Three through six months...........................           1,668
Six through twelve months..........................           1,175
Over twelve months.................................           4,030
                                                             ------
                                                             $7,587
                                                             ======

     Borrowings. The Bank, as the need arises or in order to take advantage of funding opportunities, borrows funds in the form of advances from the FHLB to supplement its supply of funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by the Bank's stock in the FHLB and a portion of the Bank's residential mortgage loans and may be secured by other assets, mainly securities which are obligations of or guaranteed by the U.S. Government. Short-term advances at December 31, 2002 totaled $12.5 million. See
Note 8 to Notes to Consolidated Financial Statements.

     The following table sets forth certain information regarding Bank's borrowed funds.


                                                        Year Ended December 31,
                                                        ------------------------
                                                          2002            2001
                                                        -------         --------
FHLB Advances:
Average balance outstanding............................ $12,500         $11,989
Maximum amount outstanding
  at any month-end during the period...................  13,202          15,000
Balance outstanding at end of period...................  12,500          12,500
Weighted average interest rate during the period.......    4.83%           5.79%
Weighted average interest rate at end of period........    4.26%           5.22%


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

     C.U. Benefits, Inc. is a service corporation incorporated in 1988 under Maryland law for the purpose of performing financial planning and related services to the members of the Bank through third party providers. C.U. Benefits operations were discontinued during 2002 due to lack of activity.

Personnel

     As of December 31, 2002, the Bank had 32 full-time employees and one part-time employee and Armor had six full-time and two part-time employees. The Bank believes its relationship with its employees to be satisfactory.

Regulation

     Set forth below is a brief description of certain laws that relate to the regulation of the Bank and the Company. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations. The Bank and the Company operate in a highly regulated industry. The U.S. government could adopt regulations or enact laws which restrict the operations of the Bank and/or the Company or impose burdensome requirements upon one or both of them.

     Recent Legislation to Curtail Corporate Accounting Irregularities. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Act"). The Securities and Exchange Commission (the "SEC") has promulgated certain regulations pursuant to the Act and will continue to propose additional implementing or clarifying regulations as necessary in furtherance of the Act. The passage of the Act and the regulations implemented by the SEC subject publicly-traded companies to additional and more cumbersome reporting regulations and disclosure. Compliance with the Act and corresponding regulations may increase the Company's expenses.

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

     Activities Restrictions. As a savings and loan holding company formed after May 4, 1999, the Company is not a grandfathered unitary savings and loan holding company under the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the "GLB Act"). As a result, the Company and its non- savings institution subsidiaries, if any exist in the future, is subject to statutory and regulatory restrictions on their business activities. Under the Home Owners' Loan Act, as amended by the GLB Act, the nonbanking activities of the Company are restricted to certain activities specified by OTS regulation, which include performing services and holding properties used by a savings institution subsidiary, activities authorized for savings and loan holding companies as of March 5, 1987, and nonbanking activities permissible for bank holding companies pursuant to the Bank Holding Company Act of 1956 (the "BHC Act") or authorized for financial holding companies pursuant to the GLB Act. Furthermore, no company may acquire control of the Company unless the acquiring company was a unitary savings and loan holding company on May 4, 1999 (or became a unitary savings and loan holding company pursuant to an application pending as of that date) or the company is only engaged in activities that are permitted for multiple savings and loan holding companies or for financial holding companies under the BHC Act as amended by the GLB Act.

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

     Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) "Tier 1" or "core" capital equal to at least 4% (3% if the institution has received the highest rating, "composite 1 CAMELS," on its most recent examination) of total adjusted assets, and (3) risk-based capital equal to 8% of total risk-weighted assets. The Bank was in compliance with these regulatory capital standards at December 31, 2002.

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

     In addition, the Bank may not declare or pay a dividend on its capital stock if the dividend would reduce the regulatory capital of the Bank below the amount required for the liquidation account established in connection with its conversion from mutual to stock form. The liquidation account is maintained as a separate account at the Bank and was established in an amount equal to its net worth as of the latest practicable date prior to the Conversion. Depositors of the Bank at the eligibility and supplemental eligibility record dates established for the Conversion hold interests in the liquidation account equal to their pro rata deposits in the Bank at such dates. If the amount in any of these deposit accounts on any annual closing date of the Bank (December 31) is less than the amount in the liquidation account on the respective eligibility dates, then such depositor's interest in the liquidation account is reduced by an amount proportionate to the reduction and the reduction in interest is reflected by a corresponding decrease in the balance of the liquidation account. However, an individual's interest in and the balance of the liquidation account is not increased despite any increase in deposit accounts after the respective eligibility dates.

     No merger, consolidation, purchase of bulk assets with assumptions of savings accounts and other liabilities, or similar transactions with another insured institution in which the Bank, in its converted form, is not the surviving institution, shall be considered a complete liquidation. In these transactions, the liquidation account shall be assumed by the surviving institution.

     Qualified Thrift Lender Test. Federal savings institutions must meet a qualified thrift lender ("QTL") test or they become subject to the business activity restrictions and branching rules applicable to national banks. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owners' Loan Act by maintaining at least 65% of its "portfolio assets" in certain "Qualified Thrift Investments" (defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans, and 50% of certain community development loans). For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets equal to 10% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. The Bank met the QTL test as of December 31, 2002 and in each of the last 12 months and, therefore, qualifies as a QTL.

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

Item 2.  Description of Property.

(a)  Properties.

     The Bank maintains two office locations in Owings Mills, Maryland. One is a branch facility located in the CareFirst BlueCross BlueShield ("CareFirst") headquarters building and the other an administrative center and full-service branch office in a newly built office building leased entirely by CareFirst. The Bank also conducts its business through a full-service branch office in Columbia, Maryland, and through five remote ATM locations in Columbia, Timonium and Baltimore, four of which offer 24-hour access. All branches and remote ATMs are accessible to the general public. The branch in the CareFirst headquarters building is occupied under a Financial Services Agreement with CareFirst whereby the Bank provides various financial services to CareFirst employees and customers in return for office space. There are no rent payments under such agreement. The current agreement runs through March 31, 2009 and is subject to earlier termination, with three months notice required, in the event that CareFirst ceases to occupy at least half of the building. The space occupied by the administrative center and full-service Owings Mills branch is under a sublease with CareFirst with an initial term through November 30, 2009.

     The Bank is in the process of building a new branch office in Columbia, Maryland. The anticipated opening of this new branch location is currently May or June 2003.

     The following table sets forth the location of the Bank's main office and branch offices, the year the offices were opened and the net book value of each office and its related equipment.


                                 Year Facility       Lease    Net Book Value at
Office Location                      Opened         or Own    December 31, 2002
---------------                  -------------     --------   -----------------

Main Office - Owings Mills            1991         Leased        $  347,146
Branch Office - Columbia              1999         Leased(1)     $  462,996
Branch Office - Owings Mills          2002         Leased        $  621,028
Branch Office - Columbia              2002         Owned(2)      $1,489,685

----------------------
(1) The building is owned by the Bank and the land is under an assumed ground lease agreement, expiring on July 1, 2009. The lease is renewable for three five-year extensions at the Bank's option.
(2) New branch to open in May or June 2003, includes value of land of approximately $1,045,000.


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

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

     The information contained under the section captioned "Stock Price Information" of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 2002 (the "Annual Report") is incorporated herein by reference.

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

Item 8. Changes in and Disagreements with Accountants On Accounting and Financial Disclosure.

     Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act

     The  information  contained  under the sections  captioned  "Section  16(a)
Beneficial  Ownership  Reporting  Compliance"  and  "Proposal  I -  Election  of
Directors" in the Company's Proxy Statement for the Annual Meeting of Stockholders for the Fiscal Year ended December 31, 2002 (the "Proxy Statement") is incorporated herein by reference.

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

(d)  Securities Authorized for Issuance Under Equity Compensation Plans

     Set forth  below is  information  as of December  31, 2002 with  respect to
compensation   plans  under  which  equity  securities  of  the  Registrant  are authorized for issuance.


                                                            EQUITY COMPENSATION PLAN INFORMATION
                                                (a)                       (b)                         (c)
                                                                                             Number of securities
                                        Number of securities        Weighted-average        remaining available for
                                         to be issued upon         exercise price of         future issuance under
                                            exercise of               outstanding             equity compensation
                                        outstanding options,       options, warrants      plans (excluding securities
                                        warrants and rights           and rights           reflected in column (a))
                                        ---------------------      -----------------      ---------------------------


Equity compensation plans
  approved by shareholders
BUCS Financial Corp 2002
    Stock Option Plan..............           10,300                  $21.12                     30,208
BUCS Federal Bank 2002
    Restricted Stock Plan..........                -                  $    -                     16,203
Equity compensation plans
  not approved by
  shareholders
Not applicable.....................                -                  $    -                          -
                                              ------                  ------                     ------
     TOTAL.........................           10,300                  $21.12                     46,411
                                              ======                  ======                     ======


Item 12. Certain Relationships and Related Transactions

     The information required by this item is incorporated herein by reference to the section captioned "Certain Relationships and Related Transactions" in the Proxy Statement.

Item 13. Exhibits, List, and Reports on Form 8-K

     (a) Listed below are all financial statements and exhibits filed as part of this report.

     1. The consolidated balance sheets of BUCS Financial Corp as of December 31, 2002 and 2001 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended, together with the related notes and the independent auditors' report.

     2. Schedules omitted as they are not applicable.

     3. The following exhibits are included in this Report or incorporated herein by reference:

          (a)  List of Exhibits:

               3(i) Articles of Incorporation of BUCS Financial Corp *
               3(ii) Bylaws of BUCS Financial Corp *
               10.1 Employment Agreement with Herbert J. Moltzan *
               10.2 BUCS Financial Corp 2002 Stock Option Plan**
               10.3 BUCS Federal Bank 2002 Restricted Stock Plan**
               13   Annual  Report to  Stockholders  for the  fiscal  year ended
                    December 31, 2002
               21   Subsidiaries of the Registrant (See "Item 1.  Description of
                    Business")
               23   Consent of Stegman & Company
               99   Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          ---------------
          * Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 333- 47524) filed with the SEC on October 6, 2000.
          ** Incorporated by reference to the Company's proxy statement dated March 27, 2002 (File No. 000-32437).


         (b)  Reports on Form 8-K:

              None.

Item 14.  Controls and Procedures

     (a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     (b) Changes in internal controls. There were no significant changes in the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 28, 2003.

                                  BUCS FINANCIAL CORP


                                  By: /s/Herbert J. Moltzan
                                      -------------------------------------
                                      Herbert J. Moltzan
                                      President and Chief Executive Officer
                                      (Duly Authorized Representative)

     Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 28, 2003.


/s/ Allen Maier
----------------------------------         -------------------------------------
Allen Maier                                 Joseph Pescrille
Chairman and Director                       Vice Chairman and Director


                                            /s/ M. Robin Copeland
----------------------------------         -------------------------------------
Brian Bowers                                M. Robin Copeland
Treasurer and Director                      Secretary and Director


                                            /s/ A. Virginia Wampler
----------------------------------         -------------------------------------
Thomas Markel                               A. Virginia Wampler
Director                                    Director


/s/ Harry Fox
----------------------------------         -------------------------------------
Harry Fox                                   Peg Ohrt
Director                                    Director


/s/ Dale Summers                            /s/ Herbert J. Moltzan
----------------------------------         -------------------------------------
Dale Summers                                Herbert J. Moltzan
Director                                    President, Chief Executive Officer
                                             and Director (Principal Executive
                                             Officer)

/s/ Matthew J. Ford
----------------------------------
Matthew J. Ford
Chief Financial Officer (Principal
 Accounting and Financial Officer)

                      Certification Pursuant to Section 302
                        of the Sarbanes-Oxley Act of 2002

     I, Herbert J. Moltzan, President and Chief Executive Officer of BUCS Financial Corp (the "Company"), hereby certify that:

1. I have reviewed the Annual Report on Form 10-KSB for the year ended December 31, 2002, of the Company;

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

4.   The  Company's  other   certifying   officer  and  I  are  responsible  for
     establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) for the Company and have:

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


Date: March 28, 2003                           /s/  Herbert J. Moltzan
      ----------------------                   ---------------------------------
                                               Herbert J. Moltzan, President and
                                                Chief Executive Officer

                      Certification Pursuant to Section 302
                        of the Sarbanes-Oxley Act of 2002

     I, Matthew J. Ford, Chief Financial Officer of BUCS Financial Corp (the "Company"), hereby certify that:

1. I have reviewed the Annual Report on Form 10-KSB for the year ended December 31, 2002, of the Company;

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

4.   The  Company's  other   certifying   officer  and  I  are  responsible  for
     establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) for the Company and have:

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


Date: March 28, 2003                           /s/ Matthew J. Ford
      ----------------------                   ---------------------------------
                                               Matthew J. Ford
                                               Chief Financial Officer