Form 10QSB
period 2003-03-31
BUCS FINANCIAL CORP
filed 2003-05-13
CIK 1125813

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended:   March 31, 2003
                                           --------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ________ to ________

                           SEC File Number: 000-32437


                               BUCS FINANCIAL CORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Maryland                                             52-2265986
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)


10455 Mill Run Circle, Owings Mills, Maryland                           21117
---------------------------------------------                         ----------
Address of principal executive offices)                               (Zip Code)



                                 (410) 998-5304
               ---------------------------------------------------
              (Registrant's telephone number, including area code)


     Check whether the registrant: (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes X   No
                     ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of common stock as of May 6, 2003:

$0.10 Par Value Common Stock                                       364,585
----------------------------                                  ------------------
         Class                                                Shares Outstanding

            Transitional Small Business Disclosure Format (check one)

                                Yes         No  X
                                    ---        ---

                      BUCS FINANCIAL CORP AND SUBSIDIARIES

                                TABLE OF CONTENTS



PART I.            FINANCIAL INFORMATION                                    Page
-------            ----------------------                                   ----

Item 1.  Financial Statements

          Consolidated Balance Sheets as of March 31, 2003 (unaudited)
          and December 31, 2002 (audited)......................................1

          Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002 (unaudited))...........................2

          Consolidated Statements of Cash Flows for the three
          months ended March 31, 2003 and 2002 (unaudited).....................3

          Notes to Consolidated Financial Statements...........................4

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations..................................7

Item 3.  Controls and Procedures..............................................11

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................12

Item 2.  Changes in Securities and Use of Proceeds............................12

Item 3.  Defaults Upon Senior Securities......................................12

Item 4.  Submission of Matters to a Vote of Security-Holders..................12

Item 5.  Other Information....................................................12

Item 6.  Exhibits and Reports on Form 8-K.....................................12

Signatures

                      BUCS FINANCIAL CORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2003 AND DECEMBER 31, 2002


                                                                                (Unaudited)
                                                                                  March 31           December
                                                                                    2003               2002
                                                                                --------------     -------------

                                  ASSETS
                                  ------

Cash and cash equivalents                                                         $ 15,730,005       $ 4,094,866
Investment securities available for sale                                            21,689,138        20,023,154
Investment securities held to maturity                                               7,442,232         1,430,628

Loans receivable                                                                    67,513,890        66,916,522
Allowance for loan losses                                                             (610,864)         (579,627)
                                                                                  ------------       -----------
Loans receivable, net                                                               66,903,026        66,336,895

Accrued interest receivable                                                            330,271           321,214
Property and equipment, net                                                          3,421,765         2,920,855
Investment required by law - Federal Home Loan Bank Stock                            1,075,000           875,000
Goodwill                                                                               165,667           165,667
Intangible assets                                                                      222,658           229,762
Prepaid expenses and other assets                                                      471,690           387,696
                                                                                  ------------       -----------

          Total Assets                                                            $117,451,452       $96,785,737
                                                                                  ============       ===========


                   LIABILITIES AND STOCKHOLDER'S EQUITY
                   ------------------------------------

Liabilities:
    Deposits                                                                      $ 82,470,949       $73,654,190
    Accounts payable and other liabilities                                             573,813           794,475
    Borrowed funds - Federal Home Loan Bank                                         21,500,000        12,500,000
    Notes payable                                                                      168,000           168,000
    Guaranteed preferred beneficial interest in Company's
     subordinated debt                                                               3,000,000                 -
                                                                                  ------------       -----------
          Total Liabilities                                                        107,712,762        87,116,665
                                                                                  ------------       -----------

Stockholders' Equity:
    Preferred stock, par value $0.10 per share, 2,000,000 shares                             -                 -
     authorized, 0 shares issued and outstanding
    Common stock, par value $0.10 per share, 5,000,000 shares
     authorized, 364,585 and 405,085 shares issued and outstanding
     at March 31, 2003 and December 31, 2002, respectively                              36,459            36,459
    Additional paid-in capital                                                       3,140,377         3,140,377
    Retained earnings                                                                6,605,047         6,486,967
    Unallocated common stock held by Employee Stock Ownership                                                  -
     Plan ("ESOP")                                                                    (265,762)         (265,762)
    Accumulated other comprenhensive income                                            222,569           271,031
                                                                                  ------------       -----------
          Total Stockholders' Equity                                                 9,738,690         9,669,072
                                                                                  ------------       -----------

          Total Liabilities and Stockholders' Equity                              $117,451,452       $96,785,737
                                                                                  ============       ===========



  The accompanying notes are an integral part of these consolidated statements

                      BUCS FINANCIAL CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)


                                                                    Three month periods ended
                                                                            March 31
                                                                 --------------------------------
                                                                      2003               2002
                                                                  ------------       ------------

Interest Income
  Loans receivable                                                  $1,084,605        $1,057,087
  Investment securities                                                257,343           299,490
                                                                    ----------        ----------
       Total interest income                                         1,341,948         1,356,577
                                                                    ----------        ----------
Interest expense
   Deposits                                                            447,797           479,356
   Borrowed funds                                                      127,364           156,106
                                                                    ----------        ----------
       Total interest expense                                          575,161           635,462
                                                                    ----------        ----------

       Net interest income                                             766,787           721,115

Provision for loan losses                                               75,000            54,000
                                                                    ----------        ----------
       Net interest income after provision for loan losses             691,787           667,115
                                                                    ----------        ----------
Noninterest income
  Fees and service charges                                             582,296           402,860
  Fee to process and maintain cash facility                             30,000            30,000
  Other                                                                108,504            80,331
                                                                    ----------        ----------
       Total noninterest income                                        720,800           513,191
                                                                    ----------        ----------

                                                                     1,412,587         1,180,306
                                                                    ----------        ----------
Noninterest expense
  Compensation and benefits                                            609,352           502,194
  Professional fees                                                     43,507            60,882
  Occupancy expense                                                    206,250           135,215
  Office operations                                                    243,160           203,025
  Other operating expense                                              122,696            96,690
                                                                    ----------        ----------
       Total noninterest expense                                     1,224,965           998,006
                                                                    ----------        ----------

Income before income taxes                                             187,622           182,300
Income taxes                                                            69,492            67,516
                                                                    ----------        ----------

Net income                                                             118,131           114,784

Net change in unrealized gains/losses on securities
 available for sale, net of deferred income tax benefit                (48,513)         (109,691)
                                                                    ----------        ----------
Total comprehensve income                                           $   69,618        $    5,093
                                                                    ==========        ==========

Earnings per share - basic                                          $     0.34        $     0.31
                                                                    ----------        ----------
Shares used in computing earnings per share                            348,309           375,268
                                                                    ==========        ==========

Earnings per share - diluted                                        $     0.34        $     0.31
                                                                    ----------        ----------
Shares used in computing earnings per share                            348,309           375,268
                                                                    ==========        ==========



 The accompanying notes are an integral part of these consolidated statements.

                      BUCS FINANCIAL CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE PERIODS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

                                                                                    Three month periods ended
                                                                                            March 31,
                                                                                  -----------------------------
                                                                                     2003              2002
                                                                                  -----------       -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                    $   118,131      $    114,784
    Reconciliation of net income to net cash provided
          by operating activities:
       Provision for loan losses                                                      75,000            54,000
       Depreciation and amortization                                                 109,323            84,367
       Effects of changes in operating assets and liabilities:
       Accrued interest receivable                                                    (9,057)           27,764
       Prepaid expenses and other assets                                             (83,994)          (14,274)
       Accounts payable and other liabilities                                       (192,170)           45,193
                                                                                 -----------      ------------
                       Net cash provided by operating activities                      17,233           311,834
                                                                                 -----------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net (increase) decrease in loans                                                (641,131)           83,984
    Proceeds from maturities, redemption and sales
       of securities available-for-sale                                            2,323,117         1,726,732
    Proceeds from repayments on securities held-to-maturity                           75,896            70,422
    Purchase of securities available-for-sale                                     (4,075,875)       (2,996,489)
    Purchase of securities held-to-maturity                                       (6,088,669)                -
    Purchase of FHLB stock                                                          (200,000)                -
    Purchase of property and equipment                                              (592,190)         (105,767)
                                                                                 -----------      ------------
                        Net cash used in investing activities                     (9,198,852)       (1,221,118)
                                                                                 -----------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in borrowed funds from the FHLB                                   9,000,000                 -
    Proceeds from issuance of Trust Preferred Debenture                            3,000,000                 -
    Net increase in deposits                                                       8,816,759         8,658,004
    Repayments of notes payable                                                            -           (77,000)
                                                                                 -----------      ------------
                        Net cash provided by financing activities                 20,816,759         8,581,004
                                                                                 -----------      ------------


NET INCREASE IN CASH AND CASH EQUIVALENTS                                         11,635,139         7,671,720
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     4,094,866         2,359,036
                                                                                 -----------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $15,730,005      $ 10,030,756
                                                                                 ===========      ============


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

The accompanying consolidated financial statements for March 31, 2003 and the three month periods ending March 31, 2003 and 2002 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading.

These consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2002, included in the Company's Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission. The balance sheet as of December 31, 2002 has been derived from the audited financial statements at that date.

The unaudited consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the financial position of the Company as of March 31, 2003, the results of its operations for the three month period ended March 31, 2003, and cash flows for the three month period ended March 31, 2003. The results of the interim periods are not necessarily indicative of the results expected for the full fiscal year or any other period.

Cash and Cash Equivalents

Cash and cash equivalents include interest-bearing deposits in other banks with original maturities of less than three months, overnight investment funds with no stated maturity and Federal funds sold. Generally, Federal funds are purchased and sold for one-day periods.

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

NOTE 3 - Recent Accounting Pronouncements

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

In December 2002, the Financial Accounting Standards Board issued SFAS No.148, Accounting for Stock-Based Compensation - Transition and Disclosure, which provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under APB 25 to SFAS No. 123's fair value method of accounting, if a company so elects. The Company will not adopt the fair value method of recording stock options under SFAS No. 123 and, accordingly, this standard will not have a material impact on results of operations, financial position or liquidity.

NOTE 4 - Earnings Per Share

Earnings per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding, less unearned ESOP shares, during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, including any potentially dilutive common shares outstanding, such as options and warrants. At March 31, 2003, the Company had 10,300 options outstanding, none of which had a dilutive effect at such date.

NOTE 5 - Capital Commitments

The company had capital commitments of approximately $695,912, at March 31, 2003 related to the purchase and construction of a new branch office in Columbia, Maryland which is expected to be completed in the summer of 2003.

NOTE 6 - Guaranteed Preferred Beneficial Interest in Company's Subordinated Debt


In March 2003, the Company formed a wholly-owned subsidiary, BUCS Financial Capital Trust I, a Delaware business trust (the "Trust"). On March 27, 2003, the Trust sold $3.0 million of pooled capital securities (the "Capital Securities") to Tropic CDO I, Ltd., an unaffiliated entity, with a stated value and liquidation preference of $1,000 per share. The obligations of the Trust under the Capital Securities are fully and unconditionally guaranteed by the Company and the Trust has no independent operations. The entire proceeds from the sale of the Capital Securities were used by the Trust to invest in junior subordinated debt securities of the Company (the "Junior Subordinated Debt"). The Junior Subordinated Debt is unsecured and ranks subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The Junior Subordinated Debt is the sole asset of the Trust. Interest on the Capital Securities is cumulative and payable quarterly in arrears. The Capital Securities mature on April 7, 2033. The Company has the right to optionally redeem the Junior Subordinated Debt prior to the maturity date, but no sooner than five years after the issuance, at 100% of the principal amount to be redeemed, plus accrued and unpaid distributions, if any, on the redemption date. Upon the occurrence of certain events, the Company has the right to redeem the Junior Subordinated Debt before five years have elapsed in whole, but not in part, at a special redemption price of 107.5% of the principal amount to be redeemed, plus accrued and unpaid distributions, if any, on the redemption date. Proceeds from any redemption of the Junior Subordinated Debt will cause a mandatory redemption of Capital Securities having an aggregate liquidation amount equal to the principal amount of the Junior Subordinated Debt redeemed. Additionally, under the terms of the Junior Subordinated Debt, the Company will have the right, with certain limitations, to defer the payment of interest on the Junior Subordinated Debt at any time for a period not exceeding twenty consecutive quarterly periods. Consequently, distributions on the Capital Securities would be deferred and accumulate interest, compounded quarterly. The Capital Securities were issued without registration under the Securities Act of 1933, as amended, in reliance upon an exemption from registration as provided by Regulation S. The interest rate on the capital securities and junior subordinated debt is fixed until April 7, 2008 at 6.65%. The interest rate resets quarterly after April 7, 2008 to LIBOR plus 3.25%. The proceeds were used for general corporate purposes, including in part to fund the purchase of mortgage-backed securities in connection with a leverage strategy.

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

Changes in Financial Condition

     The Company's total assets of $117.5 million at March 31, 2003 reflect an increase of $20.7 million as compared to $96.8 million at December 31, 2002. The increase in assets was mainly comprised of increases in cash and equivalents, investment securities, loans receivable, net, and property and equipment of $11.6 million, $7.7 million, $566,000 and $501,000, respectively.

     The increase in the Company's liabilities was due primarily to an increase in advances from the Federal Home Loan Bank ("FHLB") of $9.0 million and an increase of $8.8 million in deposits reflecting the cyclical nature of the Bank's deposit levels resulting from its status as a former credit union. In addition, the Company, through a newly formed subsidiary, BUCS Financial Capital Trust I, sold $3.0 million of pooled capital securities, the proceeds of which were used for general corporate purposes, including in part to fund the purchase of mortgage-backed securities in connection with a leverage strategy. The liability increases from borrowed funds, deposits, and the pooled capital securities were partially offset by a $221,000 decrease in accounts payable and other liabilities. Changes in the components of major assets, liabilities and equity are discussed herein.

     Cash and Cash Equivalents. Cash and cash equivalents, which include interest-bearing deposits in other banks with original maturities of less than three months, overnight investment funds with no stated maturity and Federal funds sold, totaled approximately $15.7 million at March 31, 2003, an increase of $11.6 million or 284.1% as compared to $4.1 million at December 31, 2002. The increase is due primarily to an increase of $9.0 million in borrowing from the Federal Home Loan Bank, the sale of $3.0 million in pooled capital securities, and the effect of payroll deposits and other cyclical deposit growth trends resulting from deposit of customer income tax returns and employment bonuses during the last few days of March 2003. During early April 2003, cash and cash equivalents were used for loan originations and to purchase mortgage-backed securities totaling $10.6 million and to meet normal cyclical deposit outflows. The cyclical deposit trends result from the Bank's past history as a credit union. As is common with credit unions, there is a strong tie to several employer groups whose employees use the services of the employer-endorsed financial institution (credit union or bank). This results in significant cash inflows to the Bank on employer group paydays. The majority of this is transaction account funds and, as a result, a good portion of these deposits flow back out during the ensuing two-week pay cycle.

     Investment Securities Available for Sale. Investment securities available for sale increased by $1.7 million or 8.3% to $21.7 million at March 31, 2003 as compared to $20.0 million at December 31, 2002. This is primarily the result of purchases of $3.0 federal agency securities, offset by maturities of available for sale investments and repayments on mortgage- backed securities totaling $1.3 million.

     Investment Securities Held to Maturity. Investment securities held to maturity increased by $6.0 million or 420.0% to $7.4 million primarily due to the purchase of $6.1 million of mortgage-backed securities in connection with a leverage strategy, offset by $100,000 of principal payments on mortgage-backed securities.

     Loans Receivable, Net. Net loans receivable at March 31, 2003 totaled $66.9 million, an increase of $566,000 or approximately 0.9%, as compared to $66.3 million at December 31, 2002. Originations of $7.4 million, which includes $4.8 million of consumer loans including home equity loans, $1.9 million in first mortgage loans on one-to-four-family residences, and $714,000 of commercial real estate loans in the Bank's prime lending area, were offset by principal repayments and loan participations sold totaling $6.8 million.

     Deposits.  Total  deposits,  after  interest  credited,  increased  by $8.8 million or 12.0% to $82.5 million at March 31, 2003, as compared to $73.7 million at December 31, 2002. The increase was primarily due to the cyclical trends resulting from the Bank's former status as a credit union and from the deposit of income tax refunds and bonuses. This resulted in increases in regular savings, non-interest bearing checking, money market account, and certificate of deposit balances of $4.5 million, $1.7 million, $1.5 million, and $1.0 million, respectively.

     FHLB Advances. FHLB advances totaled $21.5 million at March 31, 2003, an increase of $9.0 million or 72.0% compared to $12.5 million at December 31, 2002. The borrowing increase was used to partially fund a leverage strategy whereby the Bank, in early April 2003, purchased $10.6 million of mortgage-backed securities in order to take advantage of interest spread opportunities provided by the current interest rate environment.

     Stockholders' Equity. Stockholders' equity totaled $9.74 million at March 31, 2003, an increase of $70,000 from $9.67 million at December 31 2002. The increase to equity provided by net income of $118,000 during the period was partially offset by a decrease in accumulated other comprehensive income of $48,000 resulting from a decline in the estimated fair value of investment securities available for sale.

Results of Operations for the Three Months Ended March 31, 2003 and 2002

     Net Income. The Company recorded net income of $118,000 for the quarter ended March 31, 2003, as compared to $115,000 for the same quarter in 2002, representing a $3,000 or 2.9% increase. Net interest income increased $46,000
and  noninterest  income  increased  by  $207,000,   while  noninterest  expense
increased by $227,000. In addition, the provision for loan losses for the quarter increased by $21,000 or 38.9%. Changes in the components of income and expense are discussed herein.

     Net Interest Income Net interest income increased $46,000 or 6.3% for the quarter ended March 31, 2003, as compared to the same quarter in 2002. The average balance of interest-earning assets increased $11.1 million or 13.2%, while the average yield thereon decreased 81 basis points. The average balance of interest-bearing liabilities increased $13.4 million or 17.4%, and the average rate paid thereon decreased 75 basis points. The increase in average interest-earning assets is attributed to the increase in deposit volume at all of the Bank's office locations, the increase in FHLB advances, and the sale of pooled capital securities. The average yield on interest-earning assets and the average cost of interest-bearing liabilities both declined primarily due to the continued low interest rate environment over the past two years. The yield on interest-earning assets declined slightly faster than the cost of interest-bearing liabilities because the Company's interest-earning assets repriced more rapidly than interest-bearing liabilities. The net interest rate spread, which is the difference between average yield on interest-earning assets and the average cost of interest-bearing liabilities, decreased to 3.10% for the quarter ended March 31, 2003 from 3.15% for the same quarter in 2002. The decrease in the net interest rate spread is primarily due to the fact that interest-earning assets repriced more rapidly then interest-bearing liabilities

     Interest Income. Interest income decreased $14,000 or 1.0% to $1.34 million for the quarter ended March 31, 2003, as compared to $1.36 million for the same quarter in 2002.

     Interest on loans receivable increased $28,000 or 2.6% for the quarter ended March 31, 2003, as compared to the same quarter in 2002. The increase is mainly the result of a $6.7 million increase in the average balance of loans receivable, partially offset by a 54 basis point decline in the average yield on loans.

     Interest income on investment securities decreased by $42,000 or 14.0% for the quarter ended March 31, 2003, as compared to the same quarter in 2002. The decrease is the result of a 136 basis point decline in the average yield on investment securities, partially offset by a $4.4 million or 18.3% increase in the average balance of investment securities.

     The average yield on interest-earning assets was 5.63% and 6.44% for the quarter ended March 31, 2003 and 2002, respectively.

     Interest Expense. Interest expense totaled $575,000 for the quarter ended March 31, 2003, as compared to $635,000 for the same quarter in 2002, a decrease of $60,000, or 9.4%. The average balance of interest-bearing liabilities increased $13.4 million or 17.4%, however, the average rate paid thereon decreased by 75 basis points.

     Interest expense on deposits decreased $31,000 or 6.5% for the quarter ended March 31, 2003, as compared to the same quarter in 2002. The decrease was due to a decline in the average cost of deposits of 68 basis points, partially offset an increase in the average balance of deposits of $13.5 million or 21.1%.

     Interest on borrowed funds decreased by $29,000 or 18.6% for the quarter ended March 31, 2003, as compared to the same quarter in 2002. The decrease was due to a decrease in the average balance of advances outstanding of $103,000 or 0.8% and a decline in the average cost of advances of 86 basis points. The Company uses FHLB advances as a funding source and has in the past used borrowings to supplement deposits, which are the Company's primary source of funds.

     The average cost of interest-bearing liabilities was 2.53% and 3.28% for the quarters ended March 31, 2003 and 2002, respectively.

     Provision for Loan Losses. During the quarter ended March 31, 2003 and 2002, the Company established provisions for loan losses of $75,000 and $54,000, respectively. This reflected management's evaluation of the underlying credit risk of the loan portfolio and the level of allowance for loan losses. The increase in the loan loss provision of $21,000 or 38.9% reflects management's decision to increase funding from the prior period based on the overall growth of the loan portfolio, especially commercial loans, and from an increase in losses from a checking overdraft program begun in December 2001. This program, by which the Bank honors insufficient funds checks up to a preset limit for qualified customers, accounted for a moderate increase in loan losses resulting from unpaid overdrawn accounts but this was far more than offset by the resulting increase in noninterest income from the fees associated with the service.

     At March 31, 2003, the allowance for loan losses totaled $611,000 or 0.91% and 1357.8% of total loans and total non-performing loans, respectively, as compared to $659,000 or 1.11% or 210.5%, respectively, at March 31, 2002. The Bank's non-performing loans (non-accrual loans and accruing loans 90 or more days overdue) totaled $45,000 and $313,000 at March 31, 2003 and 2002, respectively, which represents 0.07% and 0.53% of the Bank's total loans, respectively. The Bank's ratio of non-performing loans to total assets was 0.04% and 0.34% at March 31, 2003 and 2002, respectively.

     Noninterest Income. Total noninterest income, primarily fees and service charges, increased $208,000 or 40.5% for the quarter ended March 31, 2003, as compared to the same quarter in 2002. The increase reflects an increased volume of fees for services, such as ATM fees, insufficient funds fees, and overdraft privilege fees, in addition to interchange income generated by customers' use of check cards. In addition, other noninterest income comprised mainly of commissions on insurance sales by the Company's wholly-owned subsidiary, Armor Insurance Group, Inc. increased to $119,000 for the quarter ended March 31, 2003 from $80,000 for the same quarter in 2002.

     Noninterest Expense. Total noninterest expense increased by $227,000 or 22.7% for the quarter ended March 31, 2003, as compared to the same quarter in 2002. Compensation and benefits expense increased by $107,000 or 21.3% due to the addition of employees, including two vice-president positions and staffing for a new branch opened in January 2003, increased cost for employee insurance programs, and normal cost of living increases. In addition, office occupancy costs increased by $71,000 or 52.5% as a result of the costs associated with the new Owings Mills branch opened in January 2003 and the Columbia branch currently under construction with opening planned for summer 2003, and office operating expenses increase by $40,000 or 19.8% due to costs associated with the operation of Armor Insurance Group, Inc. and the opening of the new branch.

     Income Tax Expense. The provision for income taxes totaled $69,500 for the quarter ended March 31, 2003, as compared to $67,500 for the same quarter in 2002. The $2,000 or 2.9% increase is the result of increased net taxable income.

Capital Requirements

     The Bank is subject to federal regulations that impose certain minimum capital requirements. Quantitative measures, established by regulation to ensure capital adequacy, require the Bank to maintain amounts and ratios of tangible and core capital to adjusted total assets and of total risk-based capital to risk-weighted assets. On March 31, 2003, the Bank was in compliance with all of its regulatory capital requirements.

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

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
          ------------------

          The Registrant and its subsidiaries, from time to time, may be a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which BUCS Federal Bank, the wholly-owned subsidiary of the Registrant, holds security interests, claims involving the making and servicing of real property loans, and other issues incident to its business. There were no lawsuits pending or known to be contemplated at March 31, 2003 that would have a material effect on operations or income.

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

         None.

Item 4.  Submission of Matters to a Vote of Security-Holders.
         ---------------------------------------------------

         None.

Item 5.  Other Information.
         ------------------

         The Registrant's wholly-owned subsidiary, BUCS Federal Bank (the "Bank") opened a new full-service branch office and administrative center in Owings Mills, Maryland during January 2003. In addition, as previously reported, the Bank is in the process of building a full service branch in Columbia Maryland. The completion of construction and the opening of the Columbia branch is now anticipated to occur in summer of 2003.

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         a) Exhibits:

            99.1 Certification  pursuant to 18 U.S.C. Section  1350, as  adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         b) Reports on Form 8-K:

            None.

                                   SIGNATURES



     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      BUCS FINANCIAL CORP



Date: May 13, 2003                    By:  /s/ Herbert J. Moltzan
                                           -------------------------------------
                                           Herbert J. Moltzan
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)


     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Herbert J. Moltzan                     /s/ Matthew J. Ford
-------------------------------------      -------------------------------------
Herbert J. Moltzan                         Matthew J. Ford
President and Chief Executive Officer      Chief Financial Officer


Date: May 13, 2003                         Date: May 13, 2003

                                  CERTIFICATION
                             Pursuant to Section 302
                                     of the
                           Sarbanes-Oxley Act of 2002

     I, Herbert J. Moltzan, President and Chief Executive Officer of BUCS Financial Corp (the "Company"), hereby certify that:

1. I have reviewed the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003 of the Company;

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



Date:  May 13, 2003                          /s/ Herbert J. Moltzan
                                             -----------------------------------
                                             Herbert J. Moltzan, President and
                                             Chief Executive Officer

                                  CERTIFICATION
                             Pursuant to Section 302
                                     of the
                           Sarbanes-Oxley Act of 2002

     I, Matthew Ford, Chief Financial Officer of BUCS Financial Corp (the "Company"), hereby certify that:

1. I have reviewed the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003 of the Company;

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


Date:  May 13, 2003                        /s/ Matthew Ford
                                           -------------------------------------
                                           Matthew Ford
                                           Chief Financial Officer