Form 10QSB
period 2003-06-30
BUCS FINANCIAL CORP
filed 2003-08-13
CIK 1125813

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended:   June 30, 2003
                                           -------------

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ________ to ________


                           SEC File Number: 000-32437


                               BUCS FINANCIAL CORP
                               -------------------
             (Exact name of registrant as specified in its charter)

              Maryland                                  52-2265986
-----------------------------------                     ----------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification No.)

10455 Mill Run Circle, Owings Mills, Maryland             21117
---------------------------------------------          -----------
(Address of principal executive offices)                (Zip Code)

                 (410 998-5304
----------------------------------------------------
 (Registrant's telephone number, including area code)


         Check whether the registrant: (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                       -----    ----


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of common stock as of August 8, 2003:


$0.10 Par Value Common Stock                   364,585
----------------------------                -------------
        Class                            Shares Outstanding


            Transitional Small Business Disclosure Format (check one)

                      Yes           No    X
                           ------      -------

                      BUCS FINANCIAL CORP AND SUBSIDIARIES

                                TABLE OF CONTENTS



PART I.            FINANCIAL INFORMATION                                                 Page
-------            ----------------------                                                ----

Item 1.  Financial Statements

                  Consolidated Balance Sheets as of June 30, 2003 (unaudited)
                  and December 31, 2002 (audited)..........................................1

                  Consolidated Statements of Operations for the six and three months ended June 30, 2003 and 2002 (unaudited).................................2

                  Consolidated Statements of Cash Flows for the six
                  months ended June 30, 2003 and 2002 (unaudited)..........................3

                  Notes to Consolidated Financial Statements...............................4

Item 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations......................................7

Item 3.     Controls and Procedures.......................................................12

PART II.          OTHER INFORMATION

Item 1.     Legal Proceedings.............................................................13

Item 2.     Changes in Securities and Use of Proceeds.....................................13

Item 3.     Defaults Upon Senior Securities...............................................13

Item 4.     Submission of Matters to a Vote of Security-Holders...........................13

Item 5.     Other Information.............................................................13

Item 6.     Exhibits and Reports on Form 8-K..............................................13

Signatures

                      BUCS FINANCIAL CORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2003 AND DECEMBER 31, 2002



                                                                               (Unaudited)
                                                                                 June 30      December 31
                                                                                  2003           2002
                                                                              ------------- --------------
                                 ASSETS
                                 ------
Cash and cash equivalents                                                     $  6,927,400  $   4,094,866
Investment securities available for sale                                        23,248,477     20,023,154
Investment securities held to maturity                                          12,694,422      1,430,628

Loans receivable                                                                68,614,001     66,916,522
Allowance for loan losses                                                         (620,049)      (579,627)
                                                                              ------------- --------------
Loans receivable, net                                                           67,993,952     66,336,895

Accrued interest receivable                                                        365,312        321,214
Property and equipment, net                                                      4,039,556      2,920,855
Investment required by law - Federal Home Loan Bank Stock                        1,015,000        875,000
Goodwill                                                                           165,668        165,667
Intangible assets                                                                  215,554        229,762
Prepaid expenses and other assets                                                  566,790        387,696
                                                                              ------------- --------------

                Total Assets                                                  $117,232,131  $  96,785,737
                                                                              ============= ==============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

Liabilities:
        Deposits                                                              $ 83,024,331  $  73,654,190
        Accounts payable and other liabilities                                     834,184        794,475
        Borrowed funds - Federal Home Loan Bank                                 20,300,000     12,500,000
        Notes payable                                                              138,000        168,000
        Guaranteed preferred beneficial interest in company's
             subordinated debt                                                   3,000,000              -
                                                                              ------------- --------------
                Total Liabilities                                              107,296,515     87,116,665
                                                                              ------------- --------------

Stockholders' Equity:
        Preferred stock, par value $0.10 per share, 2,000,000 shares                     -              -
             authorized, 0 shares issued and outstanding
        Common stock, par value $0.10 per share,  5,000,000  shares  authorized,
             364,585 shares issued and outstanding
             at June 30, 2003 and December 31, 2002                                 36,459         36,459
        Additional paid-in capital                                               3,092,686      3,140,377
        Retained earnings                                                        6,771,368      6,486,967
       Unallocated common stock held by Employee Stock Ownership
             Plan ("ESOP")                                                        (265,762)      (265,762)
        Accumulated other comprehensive income                                     300,865        271,031
                                                                              ------------- --------------
                Total Stockholders' Equity                                       9,935,616      9,669,072
                                                                              ------------- --------------

                   Total Liabilities and Stockholders' Equity                 $117,232,131  $  96,785,737
                                                                              ============= ==============


  The accompanying notes are an intregal part of these consolidated statements

                      BUCS FINANCIAL CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE SIX AND THREE MONTH PERIODS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)



                                                       Six month periods ended        Three month periods ended
                                                             June 30                           June 30
                                                       2003           2002              2003           2002
                                                    ------------  -------------       ------------  ------------
Interest Income
     Loans receivable                               $ 2,145,381    $ 2,113,594        $ 1,060,776   $ 1,056,507
     Investment securities                              665,702        624,697            408,359       325,207
                                                    ------------   ------------       ------------  ------------
          Total interest income                       2,811,083      2,738,291          1,469,135     1,381,714
                                                    ------------   ------------       ------------  ------------

Interest expense
     Deposits                                           898,754        966,216            450,957       486,860
     Borrowed funds                                     335,080        313,082            207,716       156,976
                                                    ------------   ------------       ------------  ------------
          Total interest expense                      1,233,834      1,279,298            658,673       643,836
                                                    ------------   ------------       ------------  ------------

          Net interest income                         1,577,249      1,458,993            810,462       737,878

Provision for loan losses                               131,861        108,000             56,861        54,000
                                                    ------------   ------------       ------------  ------------
Net interest income after provision for loan losses   1,445,388      1,350,993            753,601       683,878
                                                    ------------   ------------       ------------  ------------

Noninterest income
     Fees and service charges                         1,141,036        829,868            558,740       427,008
     Gain on sale of investment securities                    -         19,205                  -        19,205
     Fee to process and maintain cash facility           60,000         60,000             30,000        30,000
     Other                                              220,410        177,831            111,906        97,500
                                                    ------------   ------------       ------------  ------------
          Total noninterest income                    1,421,446      1,086,904            700,646       573,713
                                                    ------------   ------------       ------------  ------------

                                                      2,866,834      2,437,897          1,454,247     1,257,591
                                                    ------------   ------------       ------------  ------------

Noninterest expense
     Compensation and benefits                        1,233,385      1,001,920            624,033       499,726
     Professional fees                                  104,702        122,765             61,195        61,883
     Occupancy expense                                  394,499        291,593            188,249       156,378
     Office operations                                  469,216        416,161            226,056       213,136
     Other operating expense                            288,867        212,630            166,171       115,940
                                                    ------------   ------------       ------------  ------------
          Total noninterest expense                   2,490,669      2,045,069          1,265,704     1,047,063
                                                    ------------   ------------       ------------  ------------

Income before income taxes                              376,165        392,828            188,543       210,528
Income taxes                                            139,403        145,420             69,911        77,904
                                                    ------------   ------------       ------------  ------------

Net income                                              236,762        247,408            118,632       132,624

Net change in unrealized gains/losses on securities
     available for sale, net of deferred
     income tax benefit                                  29,834        132,921             78,347       242,612
                                                    ------------   ------------       ------------  ------------
Total comprehensve income                           $   266,596    $   380,329        $   196,979   $   375,236
                                                    ============   ============       ============  ============

Earnings per share - basic                          $     0.70           0.68         $     0.35    $     0.38
Shares used in computing earnings per share             338,009        362,398            338,009       349,670
                                                    ============   ============       ============  ============

Earnings per share - diluted                        $     0.70     $     0.68         $     0.35    $     0.38
Shares used in computing earnings per share             338,009        362,398            338,009       349,670
                                                    ============   ============       ============  ============


 The accompanying notes are an integral part of these consolidated statements.

                      BUCS FINANCIAL CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

                                                                                         2003                     2002
                                                                                     ------------             ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                        $   236,762              $   247,408
    Reconciliation of net income to net cash provided
          by operating activities:
       Gain on sale of investment securities                                                   -                  (19,205)
       Provision for loan losses                                                         131,861                  108,000
       Depreciation and amortization                                                     231,453                  204,382
       Effects of changes in operating assets and liabilities:
       Accrued interest receivable                                                       (44,098)                    (946)
       Prepaid expenses and other assets                                                (179,094)                  80,699
       Accounts payable and other liabilities                                             22,136                   52,644
                                                                                     ------------             ------------
                        Net cash provided by operating activities                        399,020                  672,982
                                                                                     ------------             ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net increase in loans                                                             (1,788,919)              (1,445,498)
    Proceeds from maturities, redemption and sales
       of securities available-for-sale                                                5,912,667                4,641,144
    Proceeds from repayments on securities held-to-maturity                              907,114                  136,661
    Purchase of securities available-for-sale                                         (9,122,430)              (8,015,688)
    Purchase of securities held-to-maturity                                          (12,179,497)                       -
    Purchase of FHLB stock                                                              (140,000)                       -
    Purchase of insurance subsidiary                                                           -                  (30,900)
    Purchase of property and equipment                                                (1,295,562)              (1,027,530)
                                                                                     ------------             ------------
                        Net cash used in investing activities                        (17,706,627)              (5,741,811)
                                                                                     ------------             ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in borrowed funds from the FHLB                                       7,800,000                        -
    Proceeds from issuance of Trust Preferred Debenture                                3,000,000                        -
    Repurchase of common stock                                                                 -                 (809,186)
    Net increase in deposits                                                           9,370,141                8,293,031
    Repayments of notes payable                                                          (30,000)                 (77,000)
                                                                                     ------------             ------------
                        Net cash provided by financing activities                     20,140,141                7,406,845
                                                                                     ------------             ------------



NET INCREASE IN CASH AND CASH EQUIVALENTS                                              2,832,534                2,338,016
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         4,094,866                2,359,036
                                                                                     ------------             ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $ 6,927,400              $ 4,697,052
                                                                                     ============             ============

Supplemental disclosure of cash flow information:
     Cash paid for income taxes                                                      $   216,541              $   302,314
                                                                                     ============             ============

     Cash paid for interest                                                          $ 1,232,203              $ 1,278,861
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

The Company's primary operations are conducted by the Bank, which operates three offices, two in Owings Mills, Maryland and one in Columbia, Maryland. The Bank is principally engaged in the business of providing retail banking services, with an emphasis on residential mortgage loans and home equity, auto, and other consumer loans.

NOTE 2 - Summary of Significant Accounting Policies
         ------------------------------------------

Basis of Presentation

The accompanying consolidated financial statements include the activity of BUCS Financial Corp and its wholly-owned subsidiaries BUCS Federal Bank, BUCS Financial Capital Trust I and Armor Insurance Group, Inc. All material intercompany transactions have been eliminated in consolidation.

The accompanying consolidated financial statements for June 30, 2003 and the three and six month periods ending June 30, 2003 and 2002 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading.

These consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2002, included in the Company's Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission. The balance sheet as of December 31, 2002 has been derived from the audited financial statements at that date.

The unaudited consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the financial position of the Company as of June 30, 2003, the results of its operations for the three and six month periods ended June 30, 2003, and cash flows for the six month period ended June 30, 2003. The results of the interim periods are not necessarily indicative of the results expected for the full fiscal year or any other period.


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

NOTE 3 - Recent Accounting Pronouncements
         --------------------------------

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards (SFAS) No.148, Accounting for Stock-Based Compensation - Transition and Disclosure, which provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under APB 25 to SFAS No. 123's fair value method of accounting, if a company so elects. The Company will not adopt the fair value method of recording stock options under SFAS No. 123 and, accordingly, this standard will not have a material impact on results of operations, financial position or liquidity.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, relating to consolidation of variable interest entities (VIE). The provisions of FIN 46 are effective July 1, 2003 for VIE created on or before January 31, 2003, and immediately for VIE created after January 31, 2003. The Company has determined that the implementation of this standard will not have a material effect on the financial statements.

In January  2003,  the Emerging  Issues Task Force  (EITF) of the FASB  released
Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, which is effective for revenue arrangements entered into on or after July, 1 2003. This issue addresses certain aspects of the accounting for arrangements under which a company will perform multiple revenue-generating activities. Specifically, it addresses whether and/or how to separate multiple-deliverable arrangements and how to allocate revenue among those deliverables. The Company has determined that EITF Issue No. 00-21 will not have a material effect on the financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which is effective for contracts entered into or modified and hedging relationships designated after June 30, 2003. This Statement amends and clarifies financial accounting and reporting for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company has determined the implementation of this standard will not have a material effect on the financial statements.

In May 2003,  the FASB  issued SFAS No. 150,  Accounting  for Certain  Financial
Instruments with Characteristics of both Liabilities and Equity, which was effective May 31, 2003 for new or modified financial instruments and July 1, 2003 for existing financial instruments. This standard addresses the classification and measurement of financial instruments with characteristics of both liabilities and equity. The Company has determined the implementation of this standard will not have a material effect on the financial statements.

NOTE 4 - Earnings Per Share
         ------------------

Earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding, less unearned ESOP shares, during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, including any potentially dilutive common shares outstanding, such as options and warrants. At June 30, 2003, the Company had 10,300 options outstanding, which had an immaterial dilutive effect at such date.

NOTE 5 - Capital Commitments
         -------------------

The Company had capital commitments of approximately $311,011 at June 30, 2003 related to the purchase and construction of a new branch office in Columbia, Maryland which is expected to be completed in September of 2003.

NOTE 6 - Guaranteed Preferred Beneficial Interest in Company's Subordinated Debt
         -----------------------------------------------------------------------

In March 2003, the Company formed a wholly-owned subsidiary, BUCS Financial Capital Trust I, a Delaware business trust (the "Trust"). On March 27, 2003, the Trust sold $3.0 million of pooled capital securities (the "Capital Securities") to Tropic CDO I, Ltd., an unaffiliated entity, with a stated value and liquidation preference of $1,000 per share. The obligations of the Trust under the Capital Securities are fully and unconditionally guaranteed by the Company and the Trust has no independent operations. The entire proceeds from the sale of the Capital Securities were used by the Trust to invest in junior subordinated debt securities of the Company (the "Junior Subordinated Debt"). The Junior Subordinated Debt is unsecured and ranks subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The Junior Subordinated Debt is the sole asset of the Trust. Interest on the Capital Securities is cumulative and payable quarterly in arrears. The Capital Securities mature on April 7, 2033. The Company has the right to optionally redeem the Junior Subordinated Debt prior to the maturity date, but no sooner than five years after the issuance, at 100% of the principal amount to be redeemed, plus accrued and unpaid distributions, if any, on the redemption date. Upon the occurrence of certain events, the Company has the right to redeem the Junior Subordinated Debt before five years have elapsed in whole, but not in part, at a special redemption price of 107.5% of the principal amount to be redeemed, plus accrued and unpaid distributions, if any, on the redemption date. Proceeds from any redemption of the Junior Subordinated Debt will cause a mandatory redemption of Capital Securities having an aggregate liquidation amount equal to the principal amount of the Junior Subordinated Debt redeemed. Additionally, under the terms of the Junior Subordinated Debt, the Company will have the right, with certain limitations, to defer the payment of interest on the Junior Subordinated Debt at any time for a period not exceeding twenty consecutive quarterly periods. Consequently, distributions on the Capital Securities would be deferred and accumulate interest, compounded quarterly. The Capital Securities were issued without registration under the Securities Act of 1933, as amended, in reliance upon an exemption from registration as provided by Regulation S. The interest rate on the capital securities and junior subordinated debt is fixed until April 7, 2008 at 6.65%. The interest rate resets quarterly after April 7, 2008 to LIBOR plus 3.25%. The interest rate at June 30, 2003 was 6.65%. The proceeds were used for general corporate purposes, including in part to fund the purchase of mortgage-backed securities in connection with a leverage strategy.

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

Changes in Financial Condition

         The Company's total assets of $117.2 million at June 30, 2003 reflect an increase of $20.4 million as compared to $96.8 million at December 31, 2002. The increase in assets was mainly comprised of increases in cash and equivalents, investment securities, loans receivable, net, and property and equipment of $2.8 million, $14.5 million, $1.7 million and $1.1 million, respectively.

         The increase in the Company's liabilities was due primarily to an increase in advances from the Federal Home Loan Bank ("FHLB") of $7.8 million and an increase of $9.3 million in deposits. In addition, the Company, through a newly formed subsidiary, BUCS Financial Capital Trust I, sold $3.0 million of pooled capital securities in March 2003, the proceeds of which were used for general corporate purposes, including in part to fund the purchase of mortgage-backed securities in connection with a leverage strategy. Changes in the components of major assets, liabilities and equity are discussed herein.

         Cash and Cash Equivalents. Cash and cash equivalents, which include interest-bearing deposits in other banks with original maturities of less than three months, overnight investment funds with no stated maturity and Federal funds sold, totaled approximately $6.9 million at June 30, 2003, an increase of $2.8 million or 69.2% as compared to $4.1 million at December 31, 2002. The increase is due primarily to an increase of $7.8 million in borrowing from the Federal Home Loan Bank, the sale of $3.0 million in pooled capital securities, and the effect of payroll deposits during the last few days of June 2003, reflecting the cyclical nature of the Bank's deposit levels resulting from its status as a former credit union. As is common with credit unions, there is a strong tie to several employer groups whose employees use the services of the employer-endorsed financial institution (credit union or bank). This results in significant cash inflows to the Bank on employer group paydays. The majority of this is transaction account funds and, as a result, a good portion of these deposits flow back out during the ensuing two-week pay cycle.

         Investment Securities Available for Sale. Investment securities available for sale increased by $3.2 million or 16.1% to $23.2 million at June 30, 2003 as compared to $20.0 million at December 31, 2002. This is primarily the result of purchases of $4.0 million federal agency securities and $2.0 million of mortgage-backed securities, offset by maturities of available for sale investments and repayments on mortgage-backed securities totaling $2.8 million.

         Investment Securities Held to Maturity. Investment securities held to maturity increased by $11.3 million or 787.3% to $12.7 million primarily due to the purchase of $12.1 million of mortgage-backed securities in connection with a leverage strategy, offset by $800,000 of principal payments on mortgage-backed securities.

         Loans Receivable, Net. Net loans receivable at June 30, 2003 totaled $68.0 million, an increase of $1.7 million or approximately 2.5%, as compared to $66.3 million at December 31, 2002. Originations of $19.9 million, which includes $13.4 million of consumer loans including home equity loans, $4.8 million in first mortgage loans on one-to-four-family residences, and $1.7 million of commercial real estate loans in the Bank's prime lending area, were offset by principal repayments and loan participations sold totaling $18.2 million.

         Deposits. Total deposits, after interest credited, increased by $9.3 million or 12.7% to $83.0 million at June 30, 2003, as compared to $73.7 million at December 31, 2002. The increase was primarily due to the cyclical trends resulting from the Bank's former status as a credit union and activity at the new Red Run branch office in Owings Mills, MD, which opened in January, 2003. This resulted in increases in regular savings, non-interest bearing checking, money market account, and certificate of deposit balances of $3.4 million, $2.1 million, $1.8 million, and $2.0 million, respectively.

         FHLB Advances. FHLB advances totaled $20.3 million at June 30, 2003, an increase of $7.8 million or 62.4% compared to $12.5 million at December 31, 2002. The borrowing increase was used to partially fund a leverage strategy whereby the Bank, in early April 2003, purchased $10.6 million of mortgage-backed securities in order to take advantage of interest spread opportunities provided by the current interest rate environment.

         Stockholders' Equity. Stockholders' equity totaled $9.94 million at June 30, 2003, an increase of $267,000 from $9.67 million at December 31, 2002. The increase to equity was the result of net income of $237,000 during the period and by an increase of $30,000 in accumulated other comprehensive income resulting from an increase in the estimated fair value of investment securities available for sale.


Results of Operations for the Six Months Ended June 30, 2003 and 2002

         Net Income. The Company recorded net income of $237,000 for the six-month period ended June 30, 2003, as compared to $247,000 for the same period in 2002, representing a $10,000 or 4.3% decrease. Net interest income increased by $118,000 and noninterest income increased by $335,000, while noninterest expense increased by $446,000 and the provision for income taxes decreased by $6,000. The increases in interest income and noninterest income were partially offset by a $24,000 increase in provision for loan losses. Changes in the components of income and expense are discussed herein.

         Net Interest Income. Net interest income increased $118,000 or 8.1% for the six-month period ended June 30, 2003, as compared to the same period in 2002. The average balance of interest-earning assets increased $18.6 million or 22.1%, while the average yield thereon decreased 104 basis points. The average balance of interest-bearing liabilities increased $19.7 million or 25.1% and the average rate paid thereon decreased 74 basis points. The increase in average interest-earning assets is attributed to the increase in deposit volume at all of the Bank's office locations, the increase in FHLB advances, and the investment of funds from the sale of pooled capital securities. The average yield on interest-earning assets and the average cost of interest-bearing liabilities both declined primarily due to the continued low interest rate environment over the past two years. The yield on interest-earning assets declined faster than the cost of interest-bearing liabilities because the Company's interest-earning assets repriced more quickly than interest-bearing liabilities. The net interest rate spread, which is the difference between average yield on interest-earning assets and the average cost of interest-bearing liabilities, decreased to 2.96% for the six-month period ended June 30, 2003 from 3.25% for the same period in 2002. The decrease in the net interest rate spread is primarily due to the fact that the Bank implemented a leverage strategy during March and April 2003 that added approximately $10.6 million in interest-earning assets and interest-bearing liabilities to the balance sheet. The average interest rate spread on this transaction, while positive at approximately 77 basis points, accounted for the reduction in the overall interest rate spread of the Company.

         Interest Income. Interest income increased $72,000 or 2.6% to $2.811 million for the six-month period ended June 30, 2003, as compared to $2.739 million for the same period in 2002.

         Interest on loans receivable increased $31,000 or 1.5% for the six-month period ended June 30, 2003, as compared to the same period in 2002. The increase is mainly the result of a $7.3 million increase in the average balance of loans receivable, partially offset by a 68 basis point decline in the average yield on loans.

         Interest income on investment securities increased by $41,000 or 6.6% for the six-month period ended June 30, 2003, as compared to the same period in 2002. The increase is the result of an $11.3 million increase in the average balance of investment securities, partially offset by a 140 basis point decline in the yield on investment

         The average yield on interest-earning assets was 5.47% and 6.51% for the six-month periods ended June 30, 2003 and 2002, respectively.

         Interest Expense. Interest expense totaled $1.234 million for the six-month period ended June 30, 2003, as compared to $1.279 for the same period in 2002, a decrease of $45,000, or 3.5%. The average balance of interest-bearing liabilities increased $19.7 million or 25.1%, however, the average rate paid thereon decreased by 74 basis points.

         Interest expense on deposits decreased $67,000 or 6.9% for the six-month period ended June 30, 2003, as compared to the same period in 2002. The decrease was due to a decline in the average cost of deposits of 74 basis points, partially offset an increase in the average balance of deposits of $15.9 million or 24.3%.

         Interest on borrowed funds increased by $22,000 or 7.0% for the six-month period ended June 30, 2003, as compared to the same period in 2002. The increase was due to an increase in the average balance of borrowed funds of $3.8 million, partially offset by a decrease in the cost of borrowed funds of 81 basis points. The Company uses FHLB advances as a funding source and has in the past used borrowings to supplement deposits, which are the Company's primary source of funds.

         The average cost of interest-bearing liabilities was 2.51% and 3.25% for the six month periods ended June 30, 2003 and 2002, respectively.

         Provision for Loan Losses. During the six-month periods ended June 30, 2003 and 2002, the Company established provisions for loan losses of $132,000 and $108,000, respectively. This reflected management's evaluation of the underlying credit risk of the loan portfolio and the level of allowance for loan losses. The increase in the loan loss provision of $24,000 or 22.1% reflects management's decision to increase funding from the prior period based on the overall growth of the loan portfolio, especially commercial loans, and from an increase in losses from a checking overdraft program begun in December 2001. This program, by which the Bank honors insufficient funds checks up to a preset limit for qualified customers, accounted for a moderate increase in loan losses resulting from unpaid overdrawn accounts but this was offset by a greater increase in noninterest income from the fees associated with the service.

         At June 30, 2003, the allowance for loan losses totaled $620,000 or 0.90% and 1016.4% of total loans and total non-performing loans, respectively, as compared to $668,000 or 1.09%, or 586.0%, respectively, at June 30, 2002. The Bank's non-performing loans (non-accrual loans and accruing loans 90 or more days overdue) totaled $61,000 and $114,000 at June 30, 2003 and 2002, respectively, which represented 0.09% and 0.19% of the Bank's total loans, respectively. The Bank's ratio of non-performing loans to total assets was 0.05% and 0.12% at June 30, 2003 and 2002, respectively.

         Noninterest Income. Total noninterest income, primarily fees and service charges, increased $335,000 or 30.8% for the six-month period ended June 30, 2003, as compared to the same period in 2002. The increase reflects an increased volume of fees for services, such as ATM fees, insufficient funds fees, and overdraft privilege fees, in addition to interchange income generated by customers' use of check cards. In addition, other noninterest income comprised mainly of commissions on insurance sales by the Company's wholly-owned subsidiary, Armor Insurance Group, Inc. increased to $220,000 for the six-month period ended June 30, 2003 from $178,000 for the same period in 2002.

         Noninterest Expense. Total noninterest expense increased by $446,000 or 21.8% for the six-month period ended June 30, 2003, as compared to the same period in 2002. Compensation and benefits expense increased by $231,000 or 23.1% due to the addition of employees, including two vice-president positions and staffing for a new branch opened in January 2003, increased cost for employee insurance programs, and normal cost of living increases. In addition, office occupancy costs increased by $103,000 or 35.3% as a result of the costs associated with the new Owings Mills branch opened in January 2003 and a new Columbia branch currently under construction with opening planned for September 2003, and office and other operating expenses increased by $129,000 or 20.6% due to costs associated with the operation of Armor Insurance Group, Inc. and the opening of the new branch.

         Income Tax Expense. The provision for income taxes totaled $139,000 for the six-month period ended June 30, 2003, as compared to $145,000 for the same period in 2002. The $6,000 or 4.1% decrease is the result of decreased net taxable income.


Results of Operations for the Three Months Ended June 30, 2003 and 2002

         Net Income. The Company recorded net income of $119,000 for the quarter ended June 30, 2003, as compared to $133,000 for the same quarter in 2002, representing a $14,000 or 10.6% decrease. Net interest income increased by $73,000 and noninterest income increased by $127,000, while noninterest expense increased by $219,000 and the provision for income taxes decreased by $8,000. The increases in interest income and noninterest income were partially offset by a $3,000 increase in provision for loan losses. Changes in the components of income and expense are discussed herein.

         Net Interest Income. Net interest income increased $73,000 or 9.8% for the quarter ended June 30, 2003, as compared to the same quarter in 2002. The average balance of interest-earning assets increased $23.2 million or 26.7%, while the average yield thereon decreased 102 basis points. The average balance of interest-bearing liabilities increased $24.7 million or 30.4% and the average rate paid thereon decreased 68 basis points. The increase in average interest-earning assets is attributed to the investment of funds from an increase in deposit volume at all of the Bank's office locations, the increase in FHLB advances, and the sale of pooled capital securities. The average yield on interest-earning assets and the average cost of interest-bearing liabilities both declined primarily due to the continued low interest rate environment over the past two years. The yield on interest-earning assets declined faster than the cost of interest-bearing liabilities because the Company's interest-earning assets repriced more quickly than interest-bearing liabilities. The net interest rate spread, which is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, decreased to 2.84% for the quarter ended June 30, 2003 from 3.18% for the same quarter in 2002. The decrease in the net interest rate spread is primarily due to the fact that the Bank implemented a leverage strategy during March and April 2003 that added approximately $10.6 million in interest-earning assets and interest-bearing liabilities to the balance sheet. The average interest rate spread on the related transactions, while positive at approximately 77 basis points, accounted for the reduction in the overall interest rate spread of the Company.

         Interest Income. Interest income increased $89,000 or 6.4% to $1.47 million for the quarter ended June 30, 2003, as compared to $1.38 million for the same quarter in 2002.

         Interest on loans receivable increased $5,000 or 0.5% for the quarter ended June 30, 2003, as compared to the same quarter in 2002. The increase is mainly the result of a $7.2 million increase in the average balance of loans receivable, partially offset by a 71 basis point decline in the average yield on loans.

         Interest income on investment securities increased by $83,000 or 25.5% for the quarter ended June 30, 2003, as compared to the same quarter in 2002. The increase is the result of a $16.1 million increase in the average balance of investment securities, partially offset by a 106 basis point decline in the yield on investment securities.

         The average yield on interest-earning assets was 5.33% and 6.35% for the quarters ended June 30, 2003 and 2002, respectively.

         Interest Expense. Interest expense totaled $659,000 for the quarter ended June 30, 2003, as compared to $644,000 for the same quarter in 2002, an increase of $15,000, or 2.3%. The average balance of interest-bearing liabilities increased $24.7 million or 30.4%, however, the average rate paid thereon decreased by 68 basis points.

         Interest expense on deposits decreased $36,000 or 7.4% for the quarter ended June 30, 2003, as compared to the same quarter in 2002. The decrease was due to a decline in the average cost of deposits of 73 basis points, partially offset an increase in the average balance of deposits of $16.6 million or 24.3%.

         Interest on borrowed funds increased by $51,000 or 32.5% for the quarter ended June 30, 2003, as compared to the same quarter in 2002. The increase is due to an increase in the average balance of advances outstanding of $8.1 million or 62.4%, partially offset by a decline in the average cost of advances of 89 basis points. The Company uses FHLB advances as a funding source and has in the past used borrowings to supplement deposits, which are the Company's primary source of funds.

         The average cost of interest-bearing liabilities was 2.49% and 3.17% for the quarters ended June 30, 2003 and 2002, respectively.

         Provision for Loan Losses. During the quarters ended June 30, 2003 and 2002, the Company established provisions for loan losses of $57,000 and $54,000, respectively. This reflected management's evaluation of the underlying credit risk of the loan portfolio and the level of allowance for loan losses. The increase in the loan loss provision of $3,000 or 5.3% reflects management's decision to increase funding from the prior period based on the overall growth of the loan portfolio, especially commercial loans, and from an increase in losses from a checking overdraft program begun in December 2001. This program, by which the Bank honors insufficient funds checks up to a preset limit for qualified customers, accounted for a moderate increase in loan losses resulting from unpaid overdrawn accounts but this was offset by the greater resulting increase in noninterest income from the fees associated with the service.

         Noninterest Income. Total noninterest income, primarily fees and service charges, increased $127,000 or 22.1% for the quarter ended June 30, 2003, as compared to the same quarter in 2002. The increase reflects an increased volume of fees for services, such as ATM fees, insufficient funds fees, and overdraft privilege fees, in addition to interchange income generated by customers' use of check cards. In addition, other noninterest income comprised mainly of commissions on insurance sales by the Company's wholly-owned subsidiary, Armor Insurance Group, Inc. increased to $112,000 for the quarter ended June 30, 2003 from $97,000 for the same quarter in 2002.

         Noninterest Expense. Total noninterest expense increased by $219,000 or 20.9% for the quarter ended June 30, 2003, as compared to the same quarter in 2002. Compensation and benefits expense increased by $124,000 or 24.9% due to the addition of employees, including two vice-president positions and staffing for a new branch opened in January 2003, increased cost for employee insurance programs, and normal cost of living increases. In addition, office occupancy costs increased by $32,000 or 20.4% as a result of the costs associated with the new Owings Mills branch opened in January 2003 and the new Columbia branch currently under construction with opening planned for September 2003, and other office operating expenses increased by $63,000 or 19.2% due to costs associated with the operation of Armor Insurance Group, Inc. and the opening of the new branch.

         Income Tax Expense. The provision for income taxes totaled $70,000 for the quarter ended June 30, 2003, as compared to $78,000 for the same quarter in 2002. The $8,000 or 10.3% decrease is the result of decreased net taxable income.

Capital Requirements

         The Bank is subject to federal regulations that impose certain minimum capital requirements. Quantitative measures, established by regulation to ensure capital adequacy, require the Bank to maintain amounts and ratios of tangible and core capital to adjusted total assets and of total risk-based capital to risk-weighted assets. On June 30, 2003, the Bank was in compliance with all of its regulatory capital requirements.

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

ITEM 3.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rule 13-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-QSB such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal control over financial reporting. During the quarter under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

 Item 1. Legal Proceedings.
         ------------------

         The Registrant and its subsidiaries, from time to time, may be a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which BUCS Federal Bank, the wholly-owned subsidiary of the Registrant, holds security interests, claims involving the making and servicing of real property loans, and other issues incident to its business. There were no lawsuits pending or known to be contemplated at June 30, 2003 that would have a material effect on operations or income.

Item 2.  Changes in Securities and Use of Proceeds.
         ------------------------------------------

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security-Holders.
         ---------------------------------------------------

         None.

Item 5.  Other Information.
         ------------------

         The Registrant's wholly-owned subsidiary, BUCS Federal Bank (the "Bank") opened a new full-service branch office and administrative center in Owings Mills, Maryland during January 2003. In addition, as previously reported, the Bank is in the process of building a full service branch in Columbia Maryland. The completion of construction and the opening of the Columbia branch is now anticipated to occur in September 2003.

         The Registrant had previously reported an agreement whereby its wholly-owned subsidiary, Armor Insurance Group, Inc., had agreed to acquire the Lentz Insurance Agency, Inc. Subsequent to that reporting, negotiations between the parties terminated and the acquisition was not completed and is not expected to be in the future.

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         a) Exhibits:

               31 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

               32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         b) Reports on Form 8-K:

               None.

                                   SIGNATURES



          Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BUCS FINANCIAL CORP




Date: August 8, 2003              By:   /s/Herbert J. Moltzan
                                        --------------------------------------
                                        Herbert J. Moltzan
                                        President and Chief Executive Officer
                                        (Duly Authorized Representative)



          Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




/s/Herbert J. Moltzan                        /s/Matthew J. Ford
------------------------------------         --------------------------------
Herbert J. Moltzan                           Matthew J. Ford
President and Chief Executive Officer        Chief Financial Officer


Date: August 8, 2003                         Date: August 8, 2003