Form 10QSB
period 2003-09-30
BUCS FINANCIAL CORP
filed 2003-11-14
CIK 1125813

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended:   September 30, 2003

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ________ to ________

                           SEC File Number: 000-32437
                                            ---------


                               BUCS FINANCIAL CORP
                               -------------------
             (Exact name of registrant as specified in its charter)

              Maryland                                           52-2265986
 ------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

10455 Mill Run Circle, Owings Mills, Maryland                     21117
------------------------------------------                      ----------
(Address of principal executive offices)                        (Zip Code)

                                 (410) 998-5304
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


         Check whether the registrant: (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X   No
                                         ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of common stock as of November 5, 2003:

$0.10 Par Value Common Stock                        364,585
----------------------------                        -------
          Class                               Shares Outstanding

            Transitional Small Business Disclosure Format (check one)
                                 Yes      No  X
                                     ---     ---

                      BUCS FINANCIAL CORP AND SUBSIDIARIES

                                TABLE OF CONTENTS



PART I.           FINANCIAL INFORMATION                                     Page
-------           ---------------------                                     ----

Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 2003 (unaudited)
         and December 31, 2002 (audited).......................................1

         Consolidated Statements of Operations for the nine and three months ended September 30, 2003 and 2002 (unaudited).........................2

         Consolidated Statements of Cash Flows for the nine
         months ended September 30, 2003 and 2002 (unaudited)..................3

         Notes to Consolidated Financial Statements............................4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................................8

Item 3.  Controls and Procedures..............................................14

PART II.          OTHER INFORMATION
--------          -----------------

Item 1.  Legal Proceedings....................................................15

Item 2.  Changes in Securities and Use of Proceeds............................15

Item 3.  Defaults Upon Senior Securities......................................15

Item 4.  Submission of Matters to a Vote of Security-Holders..................15

Item 5.  Other Information....................................................15

Item 6.  Exhibits and Reports on Form 8-K.....................................15

Signatures

                      BUCS FINANCIAL CORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2003 AND DECEMBER 31, 2002



                                                                    (Unaudited)
                                                                    September 30        December 31
                                                                       2003                 2002
                                                                   -------------         -----------
                         ASSETS
                         ------

Cash and cash equivalents                                          $  5,367,901        $  4,094,866
Securities available for sale                                        18,708,676          20,023,154
Securities held to maturity                                          11,594,934           1,430,628
Loans receivable                                                     73,263,253          66,916,522
Allowance for loan losses                                              (610,756)           (579,627)
                                                                   ------------         -----------
Loans receivable, net                                                72,652,497          66,336,895

Accrued interest receivable                                             355,726             321,214
Property and equipment, net                                           4,534,679           2,920,855
Investment required by law - Federal Home Loan Bank Stock             1,140,000             875,000
Goodwill                                                                165,667             165,667
Other Intangible assets                                                 208,450             229,762
Bank Owned Life Insurance                                             2,018,164                   -
Prepaid expenses and other assets                                       587,048             387,696
                                                                   ------------         -----------

                Total Assets                                       $117,333,742         $96,785,737
                                                                   ============         ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

Liabilities:
   Deposits                                                         $83,494,062         $73,654,190
   Accounts payable and other liabilities                               730,018             794,475
   Borrowed funds - Federal Home Loan Bank                           20,300,000          12,500,000
   Notes payable                                                         30,000             168,000
   Guaranteed preferred beneficial interest in Company's
        subordinated debt                                             3,000,000                   -
                                                                   ------------         -----------
              Total Liabilities                                     107,554,080          87,116,665
                                                                   ------------         -----------
Stockholders' Equity:
   Preferred stock, par value $0.10 per share, 2,000,000 shares               -                   -
        authorized, 0 shares issued and outstanding
   Common stock, par value $0.10 per share,  5,000,000  shares authorized, 364,585 shares issued and outstanding
        at September 30, 2003 and December 31, 2002                      36,459              36,459
   Additional paid-in capital                                         3,140,377           3,140,377
   Retained earnings                                                  6,840,226           6,486,967
   Unallocated common stock held by Employee Stock Ownership
        Plan ("ESOP")                                                  (265,762)           (265,762)
   Accumulated other comprehensive income                                28,362             271,031
                                                                   ------------         -----------
              Total Stockholders' Equity                              9,779,662           9,669,072
                                                                   ------------         -----------

              Total Liabilities and Stockholders' Equity           $117,333,742         $96,785,737
                                                                   ============         ===========

  The accompanying notes are an intregal part of these consolidated statements

                      BUCS FINANCIAL CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE NINE AND THREE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

                                               Nine month periods ended     Three month periods ended
                                                    September 30                 September 30
                                                  2003         2002            2003          2002
                                               -----------  -----------    -------------  -----------
Interest Income
     Loans receivable                         $ 3,220,360  $ 3,186,771     $  1,074,980   $1,073,177
     Investment securities                      1,012,456      918,683          346,754      293,986
                                               -----------  -----------    -------------  -----------
          Total interest income                 4,232,816    4,105,454        1,421,734    1,367,163
                                               -----------  -----------    -------------  -----------
Interest expense
     Deposits                                   1,294,306    1,454,313          395,552      488,097
     Borrowed funds                               532,546      462,208          197,466      149,126
                                               -----------  -----------    -------------  -----------
          Total interest expense                1,826,852    1,916,521          593,018      637,223
                                               -----------  -----------    -------------  -----------

          Net interest income                   2,405,964    2,188,933          828,716      729,940

Provision for loan losses                         195,671      162,000           63,810       54,000
                                               -----------  -----------    -------------  -----------
Net interest income after provision
  for loan losses                               2,210,293    2,026,933          764,906      675,940
                                               -----------  -----------    -------------  -----------

Noninterest income
     Fees and service charges                   1,718,610    1,285,707          577,574      455,839
     Gain on sale of investment securities              -       43,880                -       24,675
     Fee to process and maintain cash facility     90,000       90,000           30,000       30,000
     Other                                        354,409      282,200          133,999      104,369
                                               -----------  -----------    -------------  -----------
          Total noninterest income              2,163,019    1,701,787          741,573      614,883
                                               -----------  -----------    -------------  -----------

                                                4,373,312    3,728,720        1,506,479    1,290,823
                                               -----------  -----------    -------------  -----------
Noninterest expense
     Compensation and benefits                  1,913,159    1,597,567          679,775      595,647
     Professional fees                            149,180      161,686           44,478       38,921
     Occupancy expense                            596,301      437,293          201,802      145,700
     Office operations                            700,498      638,717          231,282      222,556
     Other operating expense                      457,177      347,070          168,310      134,440
                                               -----------  -----------    -------------  -----------
          Total noninterest expense             3,816,315    3,182,333        1,325,647    1,137,264
                                               -----------  -----------    -------------  -----------

Income before income taxes                        556,997      546,387          180,832      153,559
Income taxes                                      203,738      202,157           64,335       56,737
                                               -----------  -----------    -------------  -----------

Net income                                        353,259      344,230          116,497       96,822

Net change in unrealized (losses)/gains
  on securities available for sale,
  net of deferred income tax benefit             (242,670)     288,286         (272,504)     155,365
                                               -----------  -----------    -------------  -----------
Total comprehensve income                      $  110,589   $  632,516     $   (156,007)  $  252,187
                                               ===========  ===========    =============  ===========

Earnings per share - basic                     $     1.04   $     0.97     $       0.34   $     0.29
                                               -----------  -----------    -------------  -----------
Shares used in computing basic earnings
  per share                                       338,009      353,358          338,009      335,572
                                               ===========  ===========    =============  ===========

Earnings per share - diluted                   $     1.04   $     0.97     $       0.34   $     0.29
                                               -----------  -----------    -------------  -----------
Shares used in computing diluted earnings
  per share                                       338,009      353,358          338,009      335,572
                                               ===========  ===========    =============  ===========

  The accompanying notes are an integral part of these consolidated statements.

                      BUCS FINANCIAL CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

                                                                         2003            2002
                                                                    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                       $    353,259    $    344,230
    Reconciliation of net income to net cash used in
          operating activities:
       Gain on sale of investment securities                                   -         (43,880)
       Provision for loan losses                                         195,671         162,000
       Depreciation and amortization                                     363,316         190,623
       Effects of changes in operating assets and liabilities:
       Accrued interest receivable                                       (34,512)         38,322
       Prepaid expenses and other assets                                (199,352)         (2,502)
       Accounts payable and other liabilities                             78,065         (31,027)
                                                                    ------------    ------------
                       Net cash provided by operating activities         756,447         657,766
                                                                    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Net increase in loans                                             (6,511,272)     (3,467,668)
    Proceeds from maturities, redemption and sales
       of securities available-for-sale                               12,980,547       4,523,378
    Proceeds from repayments on securities held-to-maturity            1,991,305         177,354
    Purchase of securities available-for-sale                        (12,104,930)    (10,996,182)
    Purchase of securities held-to-maturity                          (12,179,497)     (1,005,000)
    Purchase of FHLB stock                                              (265,000)              -
    Purchase of insurance subsidiary                                           -         (90,900)
    Purchase of Bank Owned Life Insurance                             (2,018,164)              -
    Purchase of property and equipment                                (1,878,273)     (1,194,081)
                                                                    ------------    ------------
                        Net cash used in investing activities        (19,985,284)    (12,053,099)
                                                                    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in borrowed funds from the FHLB                       7,800,000               -
    Proceeds from issuance of Trust Preferred Debenture                3,000,000               -
    Repurchase of common stock                                                 -        (826,741)
    Net increase in deposits                                           9,839,872      11,130,188
    Repayments of notes payable                                         (138,000)       (125,000)
                                                                    ------------    ------------
                        Net cash provided by financing activities     20,501,872      10,178,447
                                                                    ------------    ------------

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS                    1,273,035      (1,216,886)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         4,094,866       2,359,036
                                                                    ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $  5,367,901    $  1,142,150
                                                                    ============    ============
Supplemental disclosure of cash flow information:
     Cash paid for income taxes                                     $    463,571    $    367,860
                                                                    ============    ============

     Cash paid for interest                                         $  1,824,544    $  1,916,521
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

The Company's primary operations are conducted by the Bank, which operates four offices, two in Owings Mills, Maryland and two in Columbia, Maryland. The Bank is principally engaged in the business of providing retail banking services, with an emphasis on residential mortgage loans and home equity, auto, and other consumer loans.

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

The accompanying consolidated financial statements for September 30, 2003 and the three and nine month periods ending September 30, 2003 and 2002 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading.

These consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2002, included in the Company's Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission. The balance sheet as of December 31, 2002 has been derived from the audited financial statements at that date.

The unaudited consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the financial position of the Company as of September 30, 2003, the results of its operations for the three and nine month periods ended September 30, 2003, and cash flows for the nine month period ended September 30, 2003. The results of the interim periods are not necessarily indicative of the results expected for the full fiscal year or any other period.

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

NOTE 3 - Recent Accounting Pronouncements
         --------------------------------

In January 2003, the Financial Accounting Standard Board (FASB) issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, relating to consolidation of variable interest entities (VIE). The provisions of FIN 46 are effective July 1, 2003 for VIE created on or before January 31, 2003, and immediately for VIE created after January 31, 2003. The Company has determined that the implementation of this standard did not have a material effect on the financial statements.

In January  2003,  the Emerging  Issues Task Force  (EITF) of the FASB  released
Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, which is effective for revenue arrangements entered into on or after July, 1 2003. This issue addresses certain aspects of the accounting for arrangements under which a company will perform multiple revenue-generating activities. Specifically, it addresses whether and/or how to separate multiple-deliverable arrangements and how to allocate revenue among those deliverables. The implementation of EITF Issue No. 00-21 did not have a material effect on the financial statements.

In April 2003,  the FASB issued  Statement  of  Financial  Accounting  Standards
(SFAS) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which is effective for contracts entered into or modified and hedging relationships designated after September 30, 2003. This Statement amends and clarifies financial accounting and reporting for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company has determined the implementation of this standard will not have a material effect on the financial statements.

In May 2003,  the FASB  issued SFAS No. 150,  Accounting  for Certain  Financial
Instruments with Characteristics of both Liabilities and Equity, which was effective May 31, 2003 for new or modified financial instruments and July 1, 2003 for existing financial instruments. This standard addresses the classification and measurement of financial instruments with characteristics of both liabilities and equity. The implementation of this standard did not have a material effect on the financial statements.


NOTE 4 - Earnings Per Share
         ------------------

Earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding, less unearned ESOP shares, during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, including any potentially dilutive common shares outstanding, such as options and warrants. At September 30, 2003, the Company had 39,500 options outstanding, which had an immaterial dilutive effect at such date.



NOTE 5 - Guaranteed Preferred Beneficial Interest in Company's Subordinated Debt
         -----------------------------------------------------------------------

In March 2003, the Company formed a wholly-owned subsidiary, BUCS Financial Capital Trust I, a Delaware business trust (the "Trust"). On March 27, 2003, the Trust sold $3.0 million of pooled capital securities (the "Capital Securities") to Tropic CDO I, Ltd., an unaffiliated entity, with a stated value and liquidation preference of $1,000 per share. The obligations of the Trust under the Capital Securities are fully and unconditionally guaranteed by the Company and the Trust has no independent operations. The entire proceeds from the sale of the Capital Securities were used by the Trust to invest in junior subordinated debt securities of the Company (the "Junior Subordinated Debt"). The Junior Subordinated Debt is unsecured and ranks subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The Junior Subordinated Debt is the sole asset of the Trust. Interest on the Capital
Securities is cumulative and payable quarterly in arrears. The Capital Securities mature on April 7, 2033. The Company has the right to optionally redeem the Junior Subordinated Debt prior to the maturity date, but no sooner than five years after the issuance, at 100% of the principal amount to be redeemed, plus accrued and unpaid distributions, if any, on the redemption date. Upon the occurrence of certain events, the Company has the right to redeem the Junior Subordinated Debt before five years have elapsed in whole, but not in part, at a special redemption price of 107.5% of the principal amount to be redeemed, plus accrued and unpaid distributions, if any, on the redemption date. Proceeds from any redemption of the Junior Subordinated Debt will cause a mandatory redemption of Capital Securities having an aggregate liquidation amount equal to the principal amount of the Junior Subordinated Debt redeemed. Additionally, under the terms of the Junior Subordinated Debt, the Company will have the right, with certain limitations, to defer the payment of interest on the Junior Subordinated Debt at any time for a period not exceeding twenty consecutive quarterly periods. Consequently, distributions on the Capital Securities would be deferred and accumulate interest, compounded quarterly. The Capital Securities were issued without registration under the Securities Act of 1933, as amended, in reliance upon an exemption from registration as provided by Regulation S. The interest rate on the capital securities and junior subordinated debt is fixed until April 7, 2008 at 6.65%. The interest rate resets quarterly after April 7, 2008 to LIBOR plus 3.25%. The interest rate at September 30, 2003 was 6.65%. The proceeds were used for general corporate purposes, including in part to fund the purchase of mortgage-backed securities in connection with a leverage strategy.

NOTE 6 - Fair Value Accounting for Stock Plans
         -------------------------------------

         In December 2002, the FASB issued SFAS No. 148. "Accounting for Stock-Based Compensation - Transition and Disclosure" which amends SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires disclosure in annual and interim financial statements of the effects of stock-based compensation as reflected below.

         The Company continues to account for its stock option and employee stock purchase plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation expense related to the Company's stock option and stock purchase plans is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.


                                                                For three months ended September 30,
                                                          -------------------------------------------------
   (dollars in thousands except per share data)                  2003                        2002
------------------------------------------------------------------------------      -----------------------

 Net earnings, as reported                                $               116       $                   97
 Deduct: Total stock-based employee compensation expense
 determined using the fair value based method for all
 awards, net of related tax effects                                       139                            0
                                                          --------------------      -----------------------

 Pro forma net earnings                                   $               (23)      $                   97
                                                          ====================      =======================

 Earnings per share:
  Basic - as reported                                     $              0.34       $                 0.29
                                                          ====================      =======================
  Basic - pro forma                                       $             (0.07)      $                 0.29
                                                          ====================      =======================
  Diluted - as reported                                   $              0.34       $                 0.29
                                                          ====================      =======================
  Diluted - pro forma                                     $             (0.07)      $                 0.29
                                                          ====================      =======================

                                                                For nine months ended September 30,
                                                          -------------------------------------------------
(dollars in thousands except per share data)                     2003                        2002
------------------------------------------------------------------------------      -----------------------

 Net earnings, as reported                                $               353       $                  344
 Deduct: Total stock-based employee compensation expense
 determined using the fair value based method for all
 awards, net of related tax effects                                       155                            0
                                                          --------------------      -----------------------

 Pro forma net earnings                                   $               198       $                  344
                                                          ====================      =======================

 Earnings per share:
  Basic - as reported                                     $              1.04       $                 0.97
                                                          ====================      =======================
  Basic - pro forma                                       $              0.59       $                 0.97
                                                          ====================      =======================
  Diluted - as reported                                   $              1.04       $                 0.97
                                                          ====================      =======================
  Diluted - pro forma                                     $              0.59       $                 0.97
                                                          ====================      =======================

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

Changes in Financial Condition

         The Company's total assets of $117.3 million at September 30, 2003 reflect an increase of $20.5 million as compared to $96.8 million at December 31, 2002. The increase in assets was mainly comprised of increases of $ 1.3 million in cash and equivalents, $ 8.8 million in securities, $6.3 million in loans receivable, net, $1.6 million in property and equipment, and $2.2 million in other assets, mainly bank owned life insurance (BOLI).

         The increase in the Company's liabilities was due primarily to an increase in advances from the Federal Home Loan Bank ("FHLB") of $7.8 million and an increase of $9.8 million in deposits. In addition, the Company, through a newly formed subsidiary, BUCS Financial Capital Trust I, sold $3.0 million of pooled capital securities in March 2003, the proceeds of which were used for general corporate purposes, including in part to fund the purchase of mortgage-backed securities in connection with a leverage strategy. Changes in the components of major assets, liabilities and equity are discussed herein.

         Cash and Cash Equivalents. Cash and cash equivalents, which include interest-bearing deposits in other banks with original maturities of less than three months, overnight investment funds with no stated maturity and Federal funds sold, totaled approximately $5.4 million at September 30, 2003, an increase of $1.3 million or 31.1% as compared to $4.1 million at December 31, 2002. The increase is due primarily to the Bank holding funds to meet loan commitments in early October 2003 and to the effect of payroll deposits during the last few days of September 2003, reflecting the cyclical nature of the Bank's deposit levels resulting from its status as a former credit union. As is common with credit unions, there is a strong tie to several employer groups whose employees use the services of the employer-endorsed financial institution (credit union or bank). This results in significant cash inflows to the Bank on employer group paydays. The majority of this is transaction account funds and, as a result, a good portion of these deposits flow back out during the ensuing two-week pay cycle.

         Securities Available for Sale. Securities available for sale decreased by $1.3 million or 6.6% to $18.7 million at September 30, 2003 as compared to $20.0 million at December 31, 2002. This is primarily the result of purchases of $4.0 million in federal agency securities and $3.0 million of mortgage-backed securities, offset by maturities and sales of available for sale securities and repayments on mortgage-backed securities totaling $8.3 million.

         Securities Held to Maturity. Securities held to maturity increased by $10.2 million or 710.5% to $11.6 million at September 30, 2003 as compared to $1.4 million at December 31, 2002. This is primarily due to the purchase of $12.1 million of mortgage-backed securities in connection with a leverage strategy, offset by $1.9 million of principal payments on mortgage-backed securities.

         Loans Receivable, Net. Net loans receivable at September 30, 2003 totaled $72.7 million, an increase of $6.3 million or approximately 9.5%, as compared to $66.3 million at December 31, 2002. Originations of $34.4 million, which includes $21.8 million of consumer loans including home equity loans, $8.5 million in first mortgage loans on one-to-four-family residences, and $4.1 million of commercial loans in the Bank's prime lending area, were offset by principal repayments and loan participations sold totaling $28.1 million.

         Bank Owned Life Insurance. During July 2003, the Company entered into an investment in Bank Owned Life Insurance (BOLI) in the amount of $2,000,000. The investment was made in the form of insurance policies on the life of the Company's president in the amount of $1 million and on the lives of four senior executive officers of the Bank in the amount of $250,000 each. The income derived from this investment will be used to fund benefits for employees and directors of the Bank, including Endorsement Method Split Dollar Life Insurance Plans that provide death benefits to the Bank and all insured employees, a contribution of up to $50,000 per year to a Supplemental Employee Retirement Plan (SERP) for the president, and other benefits as determined from time to time by the board of directors.

         Deposits. Total deposits, after interest credited, increased by $9.8 million or 13.4% to $83.5 million at September 30, 2003, as compared to $73.7 million at December 31, 2002. The increase was primarily due to the cyclical trends resulting from the Bank's former status as a credit union and activity at the new Red Run branch office in Owings Mills, Maryland, which opened in January, 2003. This resulted in increases in regular savings, non-interest bearing checking, money market account, and certificate of deposit balances of $2.6 million, $3.2 million, $2.4 million, and $1.6 million, respectively.

         FHLB Advances. FHLB advances totaled $20.3 million at September 30, 2003, an increase of $7.8 million or 62.4% compared to $12.5 million at December 31, 2002. The borrowing increase was used to partially fund a leverage strategy whereby the Bank, in early April 2003, purchased $10.6 million of mortgage-backed securities in order to take advantage of interest spread opportunities. The Company uses FHLB advances as a funding source and has in the past used borrowings to supplement deposits, which are the Company's primary source of funds.

         Stockholders' Equity. Stockholders' equity totaled $9.78 million at September 30, 2003, an increase of $111,000 from $9.67 million at December 31, 2002. The increase to equity was the result of net income of $353,000 during the period partially offset by a decrease of $242,000 in accumulated other comprehensive income resulting from an decrease in the estimated fair value of investment securities available for sale.

Results of Operations for the Nine Months Ended September 30, 2003 and 2002

         Net Income. The Company recorded net income of $353,000 for the nine-month period ended September 30, 2003, as compared to $344,000 for the same period in 2002, representing a $9,000 or 2.6% increase. Net interest income increased by $217,000 and noninterest income increased by $461,000, while noninterest expense increased by $634,000 and the provision for income taxes increased by $2,000. The increases in interest income and noninterest income were partially offset by a $33,000 increase in provision for loan losses. Changes in the components of income and expense are discussed herein.

         Net Interest Income. Net interest income increased $217,000 or 9.9% for the nine-month period ended September 30, 2003, as compared to the same period in 2002. The average balance of interest-earning assets increased $18.0 million or 20.7%, while the average yield thereon decreased 92 basis points. The average balance of interest-bearing liabilities increased $24.2 million or 29.6% and the average rate paid thereon decreased 83 basis points. The increase in average interest-earning assets is attributed to the increase in deposit volume at all of the Bank's office locations, the increase in FHLB advances as part of a leverage strategy, and investment of funds received from the sale of pooled capital securities. The average yield on interest-earning assets and the average cost of interest-bearing liabilities both declined primarily due to the continued low interest rate environment over the past two years. The yield on interest-earning assets declined faster than the cost of interest-bearing liabilities because the Company's interest-earning assets repriced more quickly than its interest-bearing liabilities. The net interest rate spread, which is the difference between average yield on interest-earning assets and the average cost of interest-bearing liabilities, decreased to 3.07% for the nine-month period ended September 30, 2003 from 3.17% for the same period in 2002. The decrease in the net interest rate spread is due in part to the fact that the Bank implemented a leverage strategy during March and April 2003 that added approximately $10.6 million in interest-earning assets and interest-bearing liabilities to the balance sheet. The average interest rate spread on this transaction, while positive at approximately 69 basis points, contributed to the reduction in the overall interest rate spread of the Company.

         Interest Income. Interest income increased $126,000 or 3.1% to $4.232 million for the nine-month period ended September 30, 2003, as compared to $4.106 million for the same period in 2002.

         Interest on loans receivable increased $33,000 or 1.0% for the nine-month period ended September 30, 2003, as compared to the same period in 2002. The increase is mainly the result of a $7.6 million increase in the average balance of loans receivable, partially offset by a 71 basis point decline in the average yield on loans.

         Interest income on securities increased by $93,000 or 10.1% for the nine-month period ended September 30, 2003, as compared to the same period in 2002. The increase is the result of an $10.4 million increase in the average balance of securities, partially offset by a 100 basis point decline in the yield on securities.

         The average yield on interest-earning assets was 5.38% and 6.30% for the nine-month periods ended September 30, 2003 and 2002, respectively.

         Interest Expense. Interest expense totaled $1.827 million for the nine-month period ended September 30, 2003, as compared to $1.916 for the same period in 2002, a decrease of $89,000, or 4.6%. The average balance of interest-bearing liabilities increased $24.2 million or 29.6%, however, the average rate paid thereon decreased by 83 basis points.

         Interest expense on deposits decreased $160,000 or 11.0% for the nine-month period ended September 30, 2003, as compared to the same period in 2002. The decrease was due to a decline in the average cost of deposits of 70 basis points, partially offset an increase in the average balance of deposits of $16.2 million or 23.6%.

         Interest on borrowed funds increased by $71,000 or 15.4% for the nine-month period ended September 30, 2003, as compared to the same period in 2002. The increase was due to an increase in the average balance of borrowed funds of $8.0 million, partially offset by a decrease in the cost of borrowed funds of 142 basis points.

         The average cost of interest-bearing liabilities was 2.30% and 3.13% for the nine-month periods ended September 30, 2003 and 2002, respectively.

         Provision for Loan Losses. During the nine-month periods ended September 30, 2003 and 2002, the Company established provisions for loan losses of $196,000 and $162,000, respectively. This reflected management's evaluation of the underlying credit risk of the loan portfolio and the level of allowance for loan losses. The increase in the loan loss provision of $34,000 or 20.8% reflects management's decision to increase funding from the prior period based on the overall growth of the loan portfolio, especially commercial loans, and from an increase in losses from a checking overdraft program begun in December 2001. This program, by which the Bank honors insufficient funds checks up to a preset limit for qualified customers, accounted for a moderate increase in loan losses resulting from unpaid overdrawn accounts but this was offset by a greater increase in noninterest income from the fees associated with the service.

         At September 30, 2003, the allowance for loan losses totaled $611,000 or 0.83% and 1971.0% of total loans and total non-performing loans, respectively, as compared to $623,000 or 0.99%, or 700.0%, respectively, at September 30, 2002. The Bank's non-performing loans (non-accrual loans and accruing loans 90 or more days overdue) totaled $31,000 and $89,000 at September 30, 2003 and 2002, respectively, which represented 0.04% and 0.14% of the Bank's total loans, respectively. The Bank's ratio of non-performing loans to total assets was 0.03% and 0.09% at September 30, 2003 and 2002, respectively.

         Noninterest Income. Total noninterest income, primarily fees and service charges, increased $461,000 or 27.1% for the nine-month period ended September 30, 2003, as compared to the same period in 2002. The increase reflects an increased volume of fees for services, such as ATM fees, insufficient funds fees, and overdraft privilege fees, in addition to interchange income generated by customers' use of check cards. In addition, other noninterest income, which is comprised mainly of commissions on insurance sales by the Company's wholly-owned subsidiary, Armor Insurance Group Inc., increased to $342,000 for the nine-month period ended September 30, 2003 from $282,000 for the same period in 2002.

         Noninterest Expense. Total noninterest expense increased by $634,000 or 19.9% for the nine-month period ended September 30, 2003, as compared to the same period in 2002. Compensation and benefits expense increased by $316,000 or 19.8% due to the addition of employees, including two vice-president positions and staffing for two new branches opened in 2003, increased cost for employee insurance programs, and normal cost of living increases. In addition, occupancy expense increased by $159,000 or 36.4% as a result of the costs associated with the new Owings Mills branch opened in January 2003 and a new Columbia branch opened in September 2003, and office operations and other operating expenses increased by $172,000 or 17.4% due to costs associated with the operation of Armor Insurance Group, Inc. and the opening of the new branches.

         Income Tax Expense. The provision for income taxes totaled $204,000 for the nine-month period ended September 30, 2003, as compared to $202,000 for the same period in 2002. The $2,000 or 0.8% increase is the result of increased net taxable income.

Results of Operations for the Three Months Ended September 30, 2003 and 2002

         Net Income. The Company recorded net income of $117,000 for the quarter ended September 30, 2003, as compared to $97,000 for the same quarter in 2002, representing a $20,000 or 20.3% increase. Net interest income increased by $99,000 and noninterest income increased by $127,000, while noninterest expense increased by $188,000 and the provision for income taxes increased by $8,000. The increases in interest income and noninterest income were partially offset by a $10,000 increase in provision for loan losses. Changes in the components of income and expense are discussed herein.

         Net Interest Income. Net interest income increased $99,000 or 13.5% for the quarter ended September 30, 2003, as compared to the same quarter in 2002. The average balance of interest-earning assets increased $20.9 million or 23.7%, while the average yield thereon decreased 98 basis points. The average balance of interest-bearing liabilities increased $17.1 million or 20.4% and the average rate paid thereon decreased 69 basis points. The increase in average interest-earning assets is attributed to the investment of funds from an increase in deposit volume at all of the Bank's office locations. The average yield on interest-earning assets and the average cost of interest-bearing liabilities both declined primarily due to the continued low interest rate environment over the past two years. The yield on interest-earning assets declined faster than the cost of interest-bearing liabilities because the Company's interest-earning assets repriced more quickly than its interest-bearing liabilities. The net interest rate spread, which is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, decreased to 2.86% for the quarter ended September 30, 2003 from 3.15% for the same quarter in 2002. The decrease in the net interest rate spread is due in part to the fact that the Bank implemented a leverage strategy during March and April 2003 that added approximately $10.6 million in interest-earning assets and interest-bearing liabilities to the balance sheet. The average interest rate spread on the related transactions, while positive at approximately 69 basis points, contributed to the reduction in the overall interest rate spread of the Company.

         Interest Income. Interest income increased $ 55,000 or 4.0% to $1.422 million for the quarter ended September 30, 2003, as compared to $1.367 million for the same quarter in 2002.

         Interest on loans receivable increased $2,000 or 0.2% for the quarter ended September 30, 2003, as compared to the same quarter in 2002. The increase is mainly the result of a $8.8 million increase in the average balance of loans receivable, partially offset by an 85 basis point decline in the average yield on loans.

         Interest income on investment securities increased by $53,000 or 18.0% for the quarter ended September 30, 2003, as compared to the same quarter in 2002. The increase is the result of a $12.1 million increase in the average balance of securities, partially offset by a 86 basis point decline in the yield on securities.

         The average yield on interest-earning assets was 5.21% and 6.19% for the quarters ended September 30, 2003 and 2002, respectively.

         Interest Expense. Interest expense totaled $593,000 for the quarter ended September 30, 2003, as compared to $637,000 for the same quarter in 2002, a decrease of $44,000, or 6.9%. The average balance of interest-bearing liabilities increased $17.1 million or 20.4%, however, the average rate paid thereon decreased by 69 basis points.

         Interest expense on deposits decreased $92,000 or 18.9% for the quarter ended September 30, 2003, as compared to the same quarter in 2002. The decrease was due to a decline in the average cost of deposits of 83 basis points, partially offset an increase in the average balance of deposits of $11.5 million or 16.2%.

         Interest on borrowed funds increased by $48,000 or 32.2% for the quarter ended September 30, 2003, as compared to the same quarter in 2002. The increase is due to an increase in the average balance of advances outstanding of $5.5 million or 43.4%, partially offset by a decline in the average cost of advances of 36 basis points.

         The average cost of interest-bearing liabilities was 2.35% and 3.04% for the quarters ended September 30, 2003 and 2002, respectively.

         Provision for Loan Losses. During the quarters ended September 30, 2003 and 2002, the Company established provisions for loan losses of $64,000 and $54,000, respectively. This reflected management's evaluation of the underlying credit risk of the loan portfolio and the level of allowance for loan losses. The increase in the loan loss provision of $10,000 or 18.2% reflects management's decision to increase funding from the prior period based on the overall growth of the loan portfolio, especially commercial loans, and from an increase in losses from a checking overdraft program begun in December 2001. This program, by which the Bank honors insufficient funds checks up to a preset limit for qualified customers, accounted for a moderate increase in loan losses resulting from unpaid overdrawn accounts but this was offset by the greater resulting increase in noninterest income from the fees associated with the service.

         Noninterest Income. Total noninterest income, primarily fees and service charges, increased $127,000 or 20.6% for the quarter ended September 30, 2003, as compared to the same quarter in 2002. The increase reflects an increased volume of fees for services, such as ATM fees, insufficient funds fees, and overdraft privilege fees, in addition to interchange income generated by customers' use of check cards. In addition, other noninterest income which is comprised mainly of commissions on insurance sales by the Company's wholly-owned subsidiary, Armor Insurance Group Inc., increased to $122,000 for the quarter ended September 30, 2003 from $104,000 for the same quarter in 2002.

         Noninterest Expense. Total noninterest expense increased by $188,000 or 16.6% for the quarter ended September 30, 2003, as compared to the same quarter in 2002. Compensation and benefits expense increased by $84,000 or 14.1% due to the addition of employees, including two vice-president positions and staffing for two new branches opened in 2003, increased cost for employee insurance programs, and normal cost of living increases. In addition, occupancy expense increased by $56,000 or 38.5% as a result of the costs associated with the new Owings Mills branch opened in January 2003 and the new Columbia branch opened in September 2003, and office operations and other operating expenses increased by $43,000 or 11.9% due to costs associated with the operation of Armor Insurance Group, Inc. and the opening of the new branches.

         Income Tax Expense. The provision for income taxes totaled $64,000 for the quarter ended September 30, 2003, as compared to $57,000 for the same quarter in 2002. The $7,000 or 13.4% increase is the result of increased net taxable income.

Capital Requirements

         The Bank is subject to federal regulations that impose certain minimum capital requirements. Quantitative measures, established by regulation to ensure capital adequacy, require the Bank to maintain amounts and ratios of tangible and core capital to adjusted total assets and of total risk-based capital to risk-weighted assets. On September 30, 2003, the Bank was in compliance with all of its regulatory capital requirements.

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

ITEM 3.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures.  Based on their evaluation
    ------------------------------------------------
of the Company's disclosure controls and procedures (as defined in Rule 13-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-QSB such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.


(b) Changes in internal  control over  financial  reporting.  During the quarter
    -------------------------------------------------------
under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
        -----------------

         The Registrant and its subsidiaries, from time to time, may be a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which BUCS Federal Bank, the wholly-owned subsidiary of the Registrant, holds security interests, claims involving the making and servicing of real property loans, and other issues incident to its business. There were no lawsuits pending or known to be contemplated at September 30, 2003 that would have a material effect on operations or income.

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

         None.

Item 4. Submission of Matters to a Vote of Security-Holders.
        ---------------------------------------------------

         None.

Item 5. Other Information.
        -----------------

         The Registrant's wholly-owned subsidiary, BUCS Federal Bank (the "Bank") opened a new full-service branch office and administrative center in Owings Mills, Maryland during January 2003 and an additional full-service branch in Columbia, Maryland in September 2003.

Item 6. Exhibits and Reports on Form 8-K.
        --------------------------------

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

                                       BUCS FINANCIAL CORP



     Date: November 14, 2003           By: /s/Herbert J. Moltzan
                                           -------------------------------------
                                           Herbert J. Moltzan
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

          Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




/s/Herbert J. Moltzan                                    /s/Matthew J. Ford
-------------------------------------                    -----------------------
Herbert J. Moltzan                                       Matthew J. Ford
President and Chief Executive Officer                    Chief Financial Officer


Date: November 14, 2003                                  Date: November 14, 2003