Form 10KSB
period 2003-12-31
BUCS FINANCIAL CORP
filed 2004-03-30
CIK 1125813

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X]  Annual report  pursuant to section 13 or 15 (d) of the Securities  Exchange
     Act of 1934 For the fiscal year ended       December 31, 2003
                                           -----------------------------

                                      -OR-

[ ]  Transition  report  pursuant  to  section  13 or  15(d)  of the  Securities
     Exchange  Act of  1934  For  the  transition  period  from               to
                                                                -------------
     -----------------.

                    Commission File Number:         0-32437
                                             ------------------------

                               BUCS Financial Corp
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

             Maryland                                           52-2269586
-------------------------------                            ----------------
(State or Other Jurisdiction of                            (I.R.S. Employer
 Incorporation or Organization)                            Identification No.)

10455 Mill Run Circle, Owings Mills, Maryland                     21117
---------------------------------------------                     -----
(Address of Principal Executive Offices)                        (Zip Code)

Issuer's Telephone Number, Including Area Code:      (443) 394-0047
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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year:  $8.6 million.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked price of the registrant's Common Stock on March 12, 2004, was $8.3 million.

         As of March 12, 2004, there were 400,984 outstanding shares of the registrant's Common Stock.

         Transitional Small Business Disclosure Format (check one):
YES       NO  X
    ---      ---

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year ended December 31, 2003. (Part II)
2.   Portions  of  the  Proxy   Statement   for  the  2004  Annual   Meeting  of
     Stockholders. (Part III)

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

Item 1.  Description of Business.
-------  ------------------------

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

         The Bank was originally founded in 1970 as a federal credit union. On March 1, 1998, the Bank converted its charter to a federal mutual savings association. As a result, the Bank was able to begin serving the general public in addition to continuing to serve employee groups. The Bank is a community-oriented savings organization, providing traditional retail banking services, one- to four-family residential mortgage loans, and consumer loan products, including home equity, auto, and personal loans. Originally, the Bank operated as a typical credit union, with an emphasis on consumer lending. Since 1986, however, the Bank has also originated a substantial amount of one- to four-family residential mortgage loans. The Bank began originating commercial real estate loans in 2000. In 2001, the Bank began originating commercial loans to complement the array of commercial checking and deposit services offered by the Bank. At December 31, 2003, commercial real estate loans totaled $3.4 million and commercial loans totaled $3.7 million.

         At December 31, 2003, the Company had total assets, deposits, and stockholders' equity of $118.3 million, $84.2 million, and $10.0 million, respectively. The Bank attracts deposits from the general public and uses these deposits primarily to originate loans and to purchase investment, mortgage-backed and other securities. The principal sources of funds for the Bank's lending and investing activities are deposits, FHLB advances, the repayment and maturity of loans and sale, maturity, and call of securities. The principal source of income is interest on loans and investment and mortgage-backed securities. The principal expense is interest paid on deposits and FHLB advances.

Market Area and Competition

         The Bank operates from its main office in Owings Mills, Maryland, a full-service branch office also in Owings Mills, and two full-service branch offices in Columbia, Maryland. Drive-up facilities are available at the Columbia and the Owings Mills offices. The Bank also maintains six remote ATM locations, four of which offer 24-hour access.

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


                                                At December 31,
                                     -----------------     -----------------
                                           2003                 2002
                                     -----------------     -----------------
                                     Amount    Percent     Amount    Percent
                                     ------    -------     ------    -------
                                            (Dollars in thousands)
Type of Loans:
Mortgage loans:
  Residential...................    $25,694     33.04%    $19,942     29.80%
  Land..........................          4      0.01           5      0.01
  Commercial real estate........      4,130      5.31       3,129      4.68

Commercial loans................      3,164      4.07       1,707      2.55

Consumer loans:
  Home equity loans.............     23,805     30.61      19,948     29.81
  Secured loans.................     17,015     21.88      17,428     26.04
  Other.........................      3,947      5.08       4,758      7.11
                                    -------    ------     -------    ------
Total loans.....................     77,759    100.00%     66,917    100.00%
                                               ------                ------
Less:
  Allowance for loan losses.....       (631)                 (580)
                                    -------               -------
Total loans, net................    $77,128               $66,337
                                    =======               =======

         Loan Maturity Schedule. The following table sets forth the maturity or repricing of Bank's loan portfolio at December 31, 2003. Demand loans, loans having no stated maturity and overdrafts are shown as due in one year or less.

                                                                                                Auto and
                                                        Commercial                     Home      Other
                           Residential        Land      Real Estate    Commercial     Equity    Consumer      Total
                           -----------        ----      -----------    ----------     ------    --------      -----
                                                                     (In thousands)
Amounts Due:
Within 1 Year.........         $    52     $       -        $  550        $  653     $17,723     $ 4,118    $23,096
                               -------     ---------        ------        ------     -------     -------    -------
After 1 year:
  1 to 3 years........              36             -             -           400         204       5,885      6,525
  3 to 5 years........             156             -           484           179         860       7,991      9,670
  5 to 10 years.......           3,945             4            88         1,551       3,251       2,853     11,692
  10 to 15 years......          10,898             -           192             -       1,501          90     12,681
  Over 15 years.......          10,607             -         2,816           381         266          25     14,095
                               -------     ---------        ------        ------     -------     -------    -------
Total due after
   one year...........          25,642             4         3,580         2,511       6,082      16,844     54,663
                               -------     ---------        ------        ------     -------     -------    -------
Total amount due......         $25,694     $       4        $4,130        $3,164     $23,805     $20,962    $77,759
                               =======     =========        ======        ======     =======     =======    =======

         The following table sets forth the dollar amount of all loans at December 31, 2003 which have pre- determined interest rates and which have floating or adjustable interest rates.


                                                       Floating or
                                        Fixed Rates  Adjustable Rates  Total
                                        -----------  ----------------  -----
                                                      (In thousands)
Residential.......................       $21,745         $ 3,949     $25,694
Land..............................             4               -           4
Commercial real estate............             -           4,130       4,130
Commercial........................         1,037           2,127       3,164
Home equity loans.................         5,988          17,817      23,805
Auto and other consumer...........        20,962               -      20,962
                                         -------         -------     -------
  Total...........................       $49,736         $28,023     $77,759
                                         =======         =======     =======

         Consumer Loans. As of December 31, 2003, consumer loans amounted to $44.8 million or 58% of the Bank's total loan portfolio and consisted primarily of home equity loans and auto loans. To a lesser extent, the Bank originates personal loans (secured and unsecured), savings secured loans (deposit loans), and personal lines of credit. Consumer loans are originated in the Bank's market area and generally have maturities of up to 15 years for home equity loans and up to 5 years for other consumer loans. For saving secured loans, the Bank will generally lend up to 100% of the account balance.

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

         The underwriting standards employed by the Bank for consumer loans include a determination of the applicant's credit history and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan. The stability of the applicant's monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. Creditworthiness of the applicant is of primary consideration; however, the underwriting process also includes a comparison of the value of the collateral in relation to the proposed loan amount. Applications are taken by customer service representatives via telephone, facsimile, e-mail, and through the Bank's website. The representatives are authorized to approve consumer loan applications within individual levels of authority and a recommendation to a manager is made for loans over the authorized discretion of the representative. Every effort is made to complete the consumer loan application process within one hour of receipt. Home equity loans and lines of credit are processed by the Bank's mortgage loan specialist in the same manner as other consumer loans. Outside professionals are employed to conduct appraisals for loans over $25,000 and a tax assessment or realtors' market analysis is utilized for loans under that amount.

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

         The Bank generally makes its fixed rate mortgage loans to meet the secondary mortgage market standards of FreddieMac but also makes non-conforming loans. While the Bank is an approved FreddieMac seller/servicer, generally it has not sold mortgage loans in the secondary mortgage market. However, the Bank may in the future sell fixed rate mortgage loans in the secondary market, as market conditions and the Bank's own portfolio needs dictate.

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

         The commercial real estate loan portfolio grew by $1.0 million or32.0% during 2003 and totaled $4.1 million at December 31, 2003. It is management's intention to continue emphasizing the origination of commercial real estate loans.

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

         The Bank's commercial loan portfolio has grown in recent years, from $684,000 at December 31, 2001 to $1.7 million at December 31, 2002 and to $3.1 million at December 31, 2003. The Bank's largest commercial lending relationship at that date was a $899,704 loan secured by a multi-unit executive extended-stay facility. It is management's intention to continue emphasizing the origination of commercial real estate loans.

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

         Loans to One Borrower. Under federal law, savings institutions have, subject to certain exemptions, lending limits to one borrower in an amount equal to the greater of $500,000 or 15% of the institution's unimpaired capital and surplus. As of December 31, 2003, the Bank's largest aggregation of loans to one borrower was $1.0 million, consisting of a one-to four-family first mortgage, which was within the Bank's legal lending limit to one borrower at that date. At December 31, 2003, the loan was current.

         Loan Commitments. The Bank gives written commitments to prospective borrowers on all approved real estate loans. Generally, the commitment requires acceptance within 60 days of the date of the issuance. The total amount of the Bank's commitments to extend credit for mortgage loans as of December 31, 2003, was $17.9 million including commitments on lines of credit of $17.5 million.

Non-performing Loans and Problem Assets

         Loans are reviewed on a regular basis and are placed on a non-accrual status when they are more than 90 days delinquent. Loans may be placed on a non-accrual status at any time if, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. At December 31, 2003, the Bank had $44,000 of loans that were held on a non-accrual basis.

         Non-Performing Assets. The following table provides information regarding the Bank's non- performing loans and other non-performing assets at the dates indicated. As of each of the dates indicated, the Bank did not have any troubled debt restructurings within the meaning of Statement of Financial Accounting Standards No. 15.

                                                                                 At December 31,
                                                                              ----------------------
                                                                                2003          2002
                                                                                ----          ----
                                                                                 (In thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans........................................................          $  -          $  -
Consumer loans:
  Home equity loans...................................................             -            16
  Other consumer......................................................            44            38
                                                                                ----          ----
Total.................................................................          $ 44          $ 54
                                                                                ====          ====
Accruing loans which are contractually past due 90 days or more:
Mortgage loans........................................................          $  -          $  -
Consumer loans........................................................          $  -          $  -
                                                                                ----          ----
Total.................................................................          $  -          $  -
                                                                                ====          ====
Total non-performing loans............................................          $ 44          $ 54
                                                                                ====          ====
Other non-performing assets...........................................          $  -          $  -
                                                                                ====          ====
Total non-performing assets...........................................          $ 44          $ 54
                                                                                ====          ====
Total non-performing loans to net loans...............................          0.06%         0.08%
                                                                                ====          ====
Total non-performing loans to total assets............................          0.04%         0.06%
                                                                                ====          ====
Total non-performing assets to total assets...........................          0.04%         0.06%
                                                                                ====          ====

         For the year ended December 31, 2003, the amount of interest that would have been recorded on loans accounted for on a non-accrual basis if those loans had been current according to the original loan agreements for the entire year was $3,080. This amount was not included in the Bank's interest income for the year.

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

         An asset is considered "substandard" if it is inadequately protected by the paying capacity and net worth of the obligor or the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make collection or liquidation in full, highly questionable and improbable, on the basis of currently existing facts, conditions, and values. Assets classified as "loss" are those considered uncollectible and of so little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to a sufficient degree of risk to warrant classification in one of the aforementioned categories but possess credit deficiencies or potential weaknesses are required to be designated as "special mention" by management.

         Management's evaluation of the classification of assets and the adequacy of the allowance for loan losses is reviewed by the Board on a regular basis and by the regulatory agencies as part of their examination process. The following table discloses the Bank's classification of its assets as of December 31, 2003. At December 31, 2003, all of the classified assets were loans.


                                                  At December 31,
                                               2003               2002
                                               ----               ----
                                                   (In thousands)

Substandard....................                $311               $447
Doubtful.......................                 195                 18
Loss...........................                  44                 39
                                               ----               ----
  Total........................                $550               $504
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

         Provisions for losses are charged against earnings in the period they are established. The Bank made $255,427 in provisions for loan losses for the year ended December 31, 2003.

         While the Bank believes it has established its existing allowance for loan losses in accordance with accounting principals generally accepted in the United States, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to significantly increase its allowance for loan losses, or that general economic conditions, a deteriorating real estate market, or other factors will not cause the Bank to significantly increase its allowance for loans losses, which would negatively affect the Bank's financial condition and earnings.

         In making loans, the Bank recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a secured loan, the quality of the security for the loan.

         The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:


                                                            At December 31,
                                                          --------------------
                                                           2003          2002
                                                          -------      -------
                                                             (In thousands)
Allowance balance (at beginning of period)........        $   580      $   663
                                                          -------      -------
Provision for loan losses.........................            255          216
                                                          -------      -------
Charge-offs:
  Residential real estate.........................             --           --
  Commercial .....................................            (16)          --
  Consumer........................................           (248)        (366)
Recoveries........................................             60           67
                                                          -------      -------
Net charge-offs...................................           (204)        (299)
                                                          -------      -------
Allowance balance (at end of period)..............        $   631      $   580
                                                          =======      =======

Total loans outstanding...........................        $77,759      $66,917
                                                          =======      =======
Average loans outstanding.........................        $70,105      $61,885
                                                          =======      =======
Allowance for loan losses as
  a percent of total loans outstanding............           0.81%        0.87%
                                                          =======      =======
Net loans charged off as a percent of
   average loans outstanding......................           0.29%        0.48%
                                                          =======      =======

         Allocation of Allowance for Loan Losses. The following table sets forth the allocation of the Bank's allowance for loan losses by loan type. The percentage of loans in each category to total loans receivable, net, is presented at the dates indicated. The portion of the loan loss allowance allocated to each loan category does not represent the total available for losses which may occur within the loan category since the total loan loss allowance is a valuation reserve applicable to the entire loan portfolio.


                                                 At December 31,
                                    -------------------------------------------
                                          2003                   2002
                                    ------------------   ----------------------
                                            Percent of              Percent of
                                             Loans to                Loans to
                                    Amount  Total Loans   Amount    Total Loans
                                    ------  -----------   ------    -----------
                                             (Dollars in thousands)
At end of period allocated to:
Mortgage loans:
Residential:
  Permanent.....................    $ 94       32.94%     $ 87       29.80%
  Commercial real estate........      40        4.38        70        4.68

  Commercial loans..............      52        4.71        84        2.55

Consumer Loans:
  Home equity loans.............     106       30.61        83       29.81
  Auto loans....................     200       20.40       112       26.04
  Other.........................     139        6.96       144        7.12
                                    ----      ------      ----      ------
Total allowance.................    $631      100.00%     $580      100.00%
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

         Investment Securities. The Bank maintains a portfolio of investment securities, classified as either available for sale or held to maturity. At December 31, 2003, all of the Bank's investment securities consisted of U.S. government agency, government-sponsored entity obligations, mortgage-backed securities, and collateralized mortgage obligations with varying characteristics as to rate, maturity and call provisions. Callable securities, representing 100% of the Bank's U.S. government agency securities, totaled approximately $3.9 million at December 31, 2003 and could reduce the Bank's investment yield if called prior to maturity. At December 31, 2003, the Bank did not have any investments in the obligations of state or local governments.

         The mortgage-backed securities in the Bank's portfolio are classified as either available for sale or held to maturity. The securities are participation certificates that are secured by interest in pools of mortgages. At December 31, 2003, the Bank held mortgage-backed securities that were issued and guaranteed by the Government National Mortgage Association ("GNMA"), FannieMae and FreddieMac.

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

         The Bank also invests in collateralized mortgage obligations (CMOs), issued or sponsored by FannieMae and FreddieMac. The Bank's investment policy classifies CMO's as mortgage derivative products, with the investment restrictions applicable to such category as described above. CMOs are a type of debt security that aggregates pools of mortgages and mortgage-backed securities and creates different classes of CMO securities with varying maturities and amortization schedules as well as a residual interest with each class having different risk characteristics. The cash flows from the underlying collateral are usually divided into "tranches" or classes whereby tranches have descending priorities with respect to the distribution of principal and interest repayment of the underlying mortgages and mortgage-backed securities as opposed to pass through mortgage-backed securities where cash flows are distributed pro rata to all security holders. Unlike mortgage-backed securities from which cash flow is received and prepayment risk is shared pro rata by all securities holders, cash flows from the mortgages and mortgage- backed securities underlying CMOs are paid in accordance with a predetermined priority to investors holding various tranches of the securities or obligations. A particular tranche or class may carry prepayment risk which may be different from that of the underlying collateral and other tranches.

         Other securities used by the Bank, but not necessarily included in the investment portfolio, consist of equity securities, interest-bearing deposits and federal funds sold. Equity securities owned at December 31, 2003 consisted of a $1,140,000 investment in FHLB of Atlanta common stock (this amount is not shown in the securities portfolio). As a member of the FHLB of Atlanta, ownership of FHLB of Atlanta common shares is required. The remaining securities provide diversification and complement the Bank's overall investment strategy.

         The following table sets forth the carrying value of the Bank's investment securities portfolio at the dates indicated.

                                                                              At December 31,
                                                                              ---------------
                                                                              2003       2002
                                                                             -------   -------
                                                                          (Dollars in thousands)
Securities Held to Maturity:
----------------------------
 Mortgage-backed securities............................................      $10,880   $    --
 Collateralized mortgage obligations...................................          324     1,431
                                                                             -------   -------
 Total securities held to maturity.....................................       11,204     1,431
                                                                             -------   -------

Securities available for sale (at fair value):
----------------------------------------------
 U.S. government agency and government-sponsored entity securities ....        3,911     2,029
 Mortgage-backed securities............................................       13,078    17,994
                                                                             -------   -------
 Total securities available for sale...................................       16,989    20,023
                                                                             -------   -------
 Total.................................................................      $28,193   $21,454
                                                                             =======   =======

         The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Bank's investment and mortgage-backed securities portfolio at December 31, 2003.

                                                                      At December 31, 2003
                        -----------------------------------------------------------------------------------------------------------
                        One Year or Less    One to Five Years  Five to Ten Years  More than Ten Years  Total Investment Securities
                        ----------------    -----------------  -----------------  -------------------  ----------------------------
                        Amortized  Average  Amortized Average  Amortized Average  Amortized  Average Amortized  Average  Estimated
                          Cost      Yield     Cost     Yield     Cost     Yield     Cost      Yield    Cost      Yield   Fair Value
                          ----      -----     ----     -----     ----     -----     ----      -----    ----      -----   ----------
                                                                                  (Dollars in thousands)
U.S. government
  agency and
  government-
  sponsored
  entity
  securities........    $     -        -%     $1,000    2.75%    $1,000    4.25%    $ 1,984    4.00%   $ 3,984    3.75%   $ 3,911

Collateralized
  mortgage
  obligations.......          -        -         324    3.38          -       -           -       -        324    3.38        326

Mortgage-backed
  securities(1).....          -        -       3,259    5.27      2,698    5.72      17,845    4.24     23,802    4.55     23,828
                        -------     ----      ------    ----     ------    ----     -------    ----    -------    ----    -------
  Total.............    $     -        -%     $4,583    4.59%    $3,698    5.32%    $19,829    4.22%   $28,110    4.42%   $28,065
                        =======     ====      ======    ====     ======    ====     =======    ====    =======    ====    =======

----------------
(1) The totals include $6,052,754 of adjustable rate securities that reprice annually.

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

         Deposits. The following table sets forth for the years ended December 31, 2003 and 2002 the average amount of and average rate paid on deposits.

                                                Average                                Average
                                            Balance for the                        Balance for the
                                               year ended                             year ended
                                              December 31,          Average          December 31,          Average
Category                                          2003           Interest Rate           2002           Interest Rate
--------                                          ----           -------------           ----           -------------
                                                                     (Dollars in thousands)
Non-interest checking accounts...........       $10,563                 -%             $ 8,058                 -%
Money Market and floating rate
   IRA accounts..........................        15,422              1.47               13,287              2.29
Savings accounts.........................        27,283              0.84               24,641              1.75
Certificates of deposit..................        29,971              4.05               23,990              4.95
                                                -------                                -------
             Total.......................       $83,239                                $69,976
                                                =======                                =======

         The following table shows the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2003.


                                                         Certificates
          Maturity Period                                 of Deposit
          ---------------                                 ----------
                                                        (In thousands)
          Within three months.......................        $  938
          Three through six months..................         1,188
          Six through twelve months.................         1,938
          Over twelve months........................         3,260
                                                            ------
                                                            $7,324
                                                            ======

         Borrowings. The Bank, as the need arises or in order to take advantage of funding opportunities, borrows funds in the form of advances from the FHLB to supplement its supply of funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by the Bank's stock in the FHLB and a portion of the Bank's residential mortgage loans and may be secured by other assets, mainly securities which are obligations of or guaranteed by the U.S. Government. Short-term advances at December 31, 2003 totaled $7.8 million. See
Note 9 to Notes to Consolidated Financial Statements.

         The following table sets forth certain information regarding Bank's borrowed funds.


                                                         Year Ended December 31,
                                                         -----------------------
                                                             2003         2002
                                                             ----         ----
                                                            (In thousands)
FHLB Advances:
Average balance outstanding.........................       $18,859      $12,500
Maximum amount outstanding
  at any month-end during the period................        22,300       13,202
Balance outstanding at end of period................        20,300       12,500
Weighted average interest rate during the period....          3.85%        4.83%
Weighted average interest rate at end of period.....          2.77%        4.26%

Contractual Obligations

         Payments due by period for the Company's contractual obligations (other than deposit accounts with no stated maturity) at December 31, 2003 are presented below:

                                                              After 1       After 3
                                                  Within     but Within    but Within    After
                                                  1 Year     3 Years       5 Years     5 Years     Total
                                                  ------     -------       -------     -------     -----
                                                                        (In thousands)
Time deposits...............................      $16,339      $ 8,020       $ 5,831     $    -     $30,191
Junior subordinated debentures..............            -            -         3,000          -       3,000
Federal Home Loan Bank advances.............        7,800        3,600         7,400      1,500      20,300
Operating lease obligations.................           82          163           163         51         458
Purchase obligations........................            -            -             -          -           -
                                                  -------      -------       -------     ------     -------
    Total contractual obligations...........      $24,221      $11,783       $16,394     $1,551     $53,949
                                                  =======      =======       =======     ======     =======

Subsidiary Activity

         The Bank is permitted to invest its assets in the capital stock of, or originate secured or unsecured loans to, subsidiary corporations. In addition to the Bank, the Company has three other subsidiaries, Armor Insurance Group, Inc. ("Armor"), C.U. Benefits, Inc. and BUCS Financial Capital Trust I.

         Armor is a service corporation organized in early 2000 as a limited liability company under Maryland law for the purpose of engaging in insurance and related activities. Armor offers a full range of individual and commercial property and casualty products primarily to depositor members of the Bank but also to the general public.

         C.U. Benefits, Inc. is a service corporation incorporated in 1988 under Maryland law for the purpose of performing financial planning and related services to the members of the Bank through third party providers. C.U. Benefits operations were discontinued during 2002 due to lack of activity. BUCS Financial Capital Trust was formed in 2003 to facilitate the issuance of trust preferred securities.

Personnel

         As of December 31, 2003, the Bank had 40 full-time employees and two part-time employees and Armor had five full-time and four part-time employees. The Bank believes its relationship with its employees to be satisfactory.

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

         Sarbanes-Oxley Act of 2002. On July 30, 2002, President Bush signed into law the Sarbanes- Oxley Act of 2002 (the "Act"). The Securities and Exchange Commission (the "SEC") has promulgated new regulations pursuant to the Act and may continue to propose additional implementing or clarifying regulations as necessary in furtherance of the Act. The passage of the Act by Congress and the implementation of new regulations by the SEC subject publicly-traded companies to additional and more cumbersome reporting regulations and disclosure. Compliance with the Act and corresponding regulations may increase the Company's expenses.

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

         FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the FICO bonds mature in 2017.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) "Tier 1" or "core" capital equal to at least 4% (3% if the institution has received the highest rating, "composite 1 CAMELS," on its most recent examination) of total adjusted assets, and (3) risk-based capital equal to 8% of total risk-weighted assets. The Bank was in compliance with these regulatory capital standards at December 31, 2003.

         Dividend and Other Capital Distribution Limitations. The OTS imposes various restrictions or requirements on the ability of savings institutions to make capital distributions, including cash dividends.

         A savings institution that is a subsidiary of a savings and loan holding company, such as the Bank, must file an application or a notice with the OTS at least 30 days before making a capital distribution. Savings associations are not required to file an application for permission to make a capital distribution and need only file a notice if the following conditions are met:
(1) they are eligible for expedited treatment under OTS regulations, (2) they would remain adequately capitalized after the distribution, (3) the annual amount of capital distribution does not exceed net income for that year to date added to retained net income for the two preceding years, and (4) the capital distribution would not violate any agreements between the OTS and the savings institution or any OTS regulations. Any other situation would require an application to the OTS.

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

         Qualified Thrift Lender Test. Federal savings institutions must meet a qualified thrift lender ("QTL") test or they become subject to the business activity restrictions and branching rules applicable to national banks. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owners' Loan Act by maintaining at least 65% of its "portfolio assets" in certain "Qualified Thrift Investments" (defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans, and 50% of certain community development loans). For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets equal to 10% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. The Bank met the QTL test as of December 31, 2003 and in each of the last 12 months and, therefore, qualifies as a QTL.

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

Item 2.  Description of Property.
-------  ------------------------

(a)      Properties.

         The Bank maintains three office locations in Owings Mills, Maryland. One is a branch facility located in the CareFirst BlueCross BlueShield ("CareFirst") headquarters building and the second is an administrative center and full-service branch office in a newly built office building leased entirely by CareFirst. The third office is a computer and telephone operations center with a seven year lease terminating November 30, 2010. The Bank also conducts its business through two full-service branch offices in Columbia, Maryland, and through six remote ATM locations in Columbia, Timonium and Baltimore, four of which offer 24-hour access. All branches and remote ATMs are accessible to the general public. The branch in the CareFirst headquarters building is occupied under a Financial Services Agreement with CareFirst whereby the Bank provides various financial services to CareFirst employees and customers in return for office space. There are no rent payments under such agreement. The current agreement runs through March 31, 2009 and is subject to earlier termination, with three months notice required, in the event that CareFirst ceases to occupy at least half of the building. The space occupied by the administrative center and full-service Owings Mills branch is under a sublease with CareFirst with an initial term through November 30, 2009.

         The following table sets forth the location of the Bank's main office and branch offices, the year the offices were opened and the net book value of each office and its related equipment.


                                  Year Facility     Lease     Net Book Value at
Office Location                       Opened        or Own    December 31, 2003
---------------                       ------        ------    -----------------

Main Office - Owings Mills             1991         Leased       $  137,596
Branch Office - Columbia               1999         Leased(1)    $  292,026
Branch Office - Owings Mills           2003         Leased       $  392,011
Branch Office - Columbia               2003         Owned        $2,513,497
Operations Center - Owings Mills       2003         Leased       $   15,208

-------------
(1) The building is owned by the Bank and the land is under an assumed ground lease agreement, expiring on July 1, 2009. The lease is renewable for three five-year extensions at the Bank's option.

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

(c)      Description of Real Estate and Operating Data.

         Not Applicable.

Item 3.  Legal Proceedings.
-------  ------------------

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

Item 4.  Submission of Matters to a Vote of Security Holders.
-------  ----------------------------------------------------

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
-------  ---------------------------------------------------------

         The information contained under the section captioned "Stock Price Information" of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 2003 (the "Annual Report") is incorporated herein by reference.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
-------  ----------------------------------------------------------

         The information contained under the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Annual Report is incorporated herein by reference.

Item 7.  Financial Statements.
-------  ---------------------

         The  Registrant's   financial  statements  listed  under  Item  13  are
incorporated herein by reference.

Item 8.  Changes  in  and  Disagreements  with  Accountants  On  Accounting  and
-------  -----------------------------------------------------------------------
         Financial Disclosure.
         ---------------------

         None.

Item 8A.  Controls and Procedures.
--------  ------------------------

         (a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Annual Report on Form 10-KSB such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         (b) Changes in internal control over financial reporting. During the last quarter of the year under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance
------- ------------------------------------------------------------------------
        with Section 16(a) of the Exchange Act.
        ---------------------------------------

         The information contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and "Proposal I - Election of
Directors" in the Company's Proxy Statement for the Annual Meeting of Stockholders for the Fiscal Year ended December 31, 2003 (the "Proxy Statement") is incorporated herein by reference.

         The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Company's Code of Ethics will be provided without charge upon request to the Corporate Secretary, BUCS Financial Corp., 10802 Red Run Boulevard, Owings Mills, Maryland 21117.

Item 10.  Executive Compensation.
--------  -----------------------

         The information contained under the section captioned "Director and Executive Officer Compensation" in the Proxy Statement is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.
--------  ---------------------------------------------------------------

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

         (c)      Changes of Control

                  Management of the Registrant knows of no arrangements, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

         (d)      Securities Authorized for Issuance Under  Equity  Compensation
                  Plans

                  Set forth below is information as of December 31, 2003 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

                                         EQUITY COMPENSATION PLAN INFORMATION
                                                (a)                       (b)                     (c)
                                                                                             Number of securities
                                        Number of securities        Weighted-average        remaining available for
                                         to be issued upon         exercise price of         future issuance under
                                            exercise of               outstanding             equity compensation
                                        outstanding options,       options, warrants      plans (excluding securities
                                        warrants and rights           and rights           reflected in column (a))
                                        -------------------           ----------           ------------------------
Equity compensation plans
  approved by shareholders
BUCS Financial Corp 2002
    Stock Option Plan...............           43,450                  $20.19                      1,108
BUCS Federal Bank 2002
    Restricted Stock Plan...........              n/a                     n/a                     17,823
Equity compensation plans
  not approved by
  shareholders
Not applicable......................                -                       -                          -
                                               ------                  ------                     ------
     TOTAL.........................            43,450                  $20.19                     18,931
                                               ======                  ======                     ======

Item 12.  Certain Relationships and Related Transactions.
--------  -----------------------------------------------

         The  information  required  by this  item  is  incorporated  herein  by
reference  to  the  section   captioned   "Certain   Relationships  and  Related
Transactions" in the Proxy Statement.

Item 13.  Exhibits, List, and Reports on Form 8-K.
--------  ----------------------------------------

         (a) Listed below are all financial statements and exhibits filed as part of this report.

         1. The consolidated balance sheets of BUCS Financial Corp as of December 31, 2003 and 2002 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended, together with the related notes and the independent auditors' report.

         2.       Schedules omitted as they are not applicable.

         3.       The  following   exhibits  are  included  in  this  Report  or
                  incorporated herein by reference:

                  (a) List of Exhibits:

                       3(i)   Articles of Incorporation of BUCS Financial Corp *
                       3(ii)  Bylaws of BUCS Financial Corp *
                      10.1    Employment Agreement with Herbert J. Moltzan *
                      10.2    BUCS Financial Corp 2002 Stock Option Plan**
                      10.3    BUCS Federal Bank 2002 Restricted Stock Plan**
                      10.4    Executive Supplemental Retirement Plan Agreement
                                and Endorsement Method Split Dollar Plan
                                Agreement for Herbert J. Moltzan
                      13      Annual Report to Stockholders for the fiscal year
                                ended December 31, 2003
                      21      Subsidiaries of the Registrant
                                (See "Item 1. Description of Business")
                      23      Consent of Stegman & Company
                      31      Certification pursuant to Section 302 of the
                                Sarbanes-Oxley Act of 2002
                      32      Certification pursuant to Section 906 of the
                                Sarbanes-Oxley Act of 2002

     --------------
     * Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 333- 47524) filed with the SEC on October 6, 2000.
     ** Incorporated by reference to the Company's proxy statement dated March 27, 2002 (File No. 000- 32437).

(b) Reports on Form 8-K:

         A Report on Form 8-K, dated December 22, 2003, was filed with the SEC on December 23, 2003 to announce a 10% stock dividend. (Items 5 and 7)

Item 14.  Principal Accounting Fees and Services.
--------  ---------------------------------------

         The information relating to this item is incorporated herein by reference to the information contained under the sections captioned "Audit Fees," "Audit Related Fees," "Tax Fees" and "All Other Fees" in the Registrant's Proxy Statement.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 29, 2004.

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

         Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 29, 2004.


/s/Allen Maier                                      /s/Joseph Pescrille
---------------------------------------------       ------------------------------------------
Allen Maier                                         Joseph Pescrille
Chairman and Director                               Vice Chairman and Director

/s/Brian Bowers                                     /s/M. Robin Copeland
---------------------------------------------       ------------------------------------------
Brian Bowers                                        M. Robin Copeland
Treasurer and Director                              Secretary and Director

/s/Thomas Markel                                    /s/A. Virginia Wampler
---------------------------------------------       ------------------------------------------
Thomas Markel                                       A. Virginia Wampler
Director                                            Director

/s/Harry Fox                                        /s/Peg Ohrt
---------------------------------------------       ------------------------------------------
Harry Fox                                           Peg Ohrt
Director                                            Director

/s/Dale Summers                                     /s/Herbert J. Moltzan
---------------------------------------------       ------------------------------------------
Dale Summers                                        Herbert J. Moltzan
Director                                            President, Chief Executive Officer
                                                    and Director (Principal Executive Officer)

/s/Matthew J. Ford                                  /s/Joseph Mezzanotte
---------------------------------------------       ------------------------------------------
Matthew J. Ford                                     Joseph Mezzanotte
Chief Financial Officer (Principal Accounting       Director
and Financial Officer)