Form 10QSB
period 2004-03-31
BUCS FINANCIAL CORP
filed 2004-05-14
CIK 1125813

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the quarterly period ended: March 31, 2004
                                      --------------

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ________ to ________

                           SEC File Number: 000-32437
                                            ---------

                               BUCS FINANCIAL CORP
                               -------------------
             (Exact name of registrant as specified in its charter)

         Maryland                                         52-2265986
 ------------------------------                      ------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)


10455 Mill Run Circle, Owings Mills, Maryland               21117
---------------------------------------------            -----------
  (Address of principal executive offices)                (Zip Code)


                                 (410) 998-5304
             -------------------------------------------------------
              (Registrant's telephone number, including area code)


         Check whether the registrant: (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                       -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of common stock as of May 13, 2004:

$0.10 Par Value Common Stock                  400,984
----------------------------             ------------------
        Class                            Shares Outstanding

            Transitional Small Business Disclosure Format (check one)
                             Yes        No    X
                                 ------    -------

                      BUCS FINANCIAL CORP AND SUBSIDIARIES

                                TABLE OF CONTENTS



PART I.            FINANCIAL INFORMATION                                           Page
-------            ----------------------                                          ----

Item 1.     Financial Statements

                  Consolidated Balance Sheets as of March 31, 2004 (unaudited)
                  and December 31, 2003 (audited).....................................1

                  Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003 (unaudited)...........................2

                  Consolidated Statements of Cash Flows for the three
                  months ended March 31, 2004 and 2003 (unaudited)....................3

                  Notes to Consolidated Financial Statements..........................4

Item 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.................................8

Item 3.     Controls and Procedures..................................................13

PART II.          OTHER INFORMATION
--------          -----------------

Item 1.     Legal Proceedings........................................................14

Item 2.     Changes in Securities and Use of Proceeds................................14

Item 3.     Defaults Upon Senior Securities..........................................14

Item 4.     Submission of Matters to a Vote of Security-Holders......................14

Item 5.     Other Information........................................................14

Item 6.     Exhibits and Reports on Form 8-K.........................................14

Signatures


                      BUCS FINANCIAL CORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2004 AND DECEMBER 31, 2003


                                                                                           (Unaudited)
                                                                                              March 31          December 31
                                                                                               2004                 2003
                                                                                        ----------------   ------------------

                                 ASSETS
                                 ------

Cash and cash equivalents                                                                  $  8,486,071         $  3,486,463
Securities available for sale                                                                13,362,065           16,988,850
Securities held to maturity                                                                  10,845,882           11,204,342

Loans receivable                                                                             80,421,567           77,759,069
Allowance for loan losses                                                                      (613,257)            (630,702)
                                                                                        ----------------   ------------------
Loans receivable, net                                                                        79,808,310           77,128,367

Accrued interest receivable                                                                     374,972              409,549
Property and equipment, net                                                                   4,658,756            4,683,974
Investment required by law - Federal Home Loan Bank Stock                                       775,000            1,140,000
Goodwill                                                                                        165,668              165,668
Other Intangible assets                                                                         289,299              298,858
Bank Owned Life Insurance                                                                     2,068,995            2,045,410
Prepaid expenses and other assets                                                               950,909              767,735
                                                                                        ----------------   ------------------

              Total Assets                                                                 $121,785,927         $118,319,216
                                                                                        ================   ==================


                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------

Liabilities:
        Deposits                                                                           $ 92,477,477         $ 84,187,323
        Accounts payable and other liabilities                                                  655,787              803,825
        Borrowed funds - Federal Home Loan Bank                                              15,500,000           20,300,000
        Notes payable                                                                            30,000               30,000
        Guaranteed preferred beneficial interest in Company's
             subordinated debt                                                                3,000,000            3,000,000
                                                                                        ----------------   ------------------
              Total Liabilities                                                             111,663,264          108,321,148
                                                                                        ----------------   ------------------

Stockholders' Equity:
        Preferred stock, par value $0.10 per share, 2,000,000 shares                                  -                    -
             authorized, 0 shares issued and outstanding
        Common stock, par value $0.10 per share, 5,000,000 shares authorized,
             400,984 and 364,585 shares issued and outstanding
             at March 31, 2004 and December 31, 2003, respectively                               40,098               36,459
        Stock dividends distributable                                                                 -                3,640
        Additional paid-in capital                                                            5,011,435            4,117,839
        Retained earnings                                                                     5,217,704            6,021,020
        Unallocated common stock held by Employee Stock Ownership
             Plan ("ESOP")                                                                     (233,352)            (233,352)
        Accumulated other comprehensive income                                                   86,778               52,462
                                                                                        ----------------   ------------------
              Total Stockholders' Equity                                                     10,122,663            9,998,068
                                                                                        ----------------   ------------------

              Total Liabilities and Stockholders' Equity                                   $121,785,927         $118,319,216
                                                                                        ================   ==================


   The accompanying notes are an intregal part of these consolidated statements

                      BUCS FINANCIAL CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)



                                                                           Three month periods ended
                                                                                    March 31
                                                                        2004                       2003
                                                                  ------------------         ------------------
Interest Income
     Loans receivable                                                   $ 1,110,051                $ 1,084,605
     Investment securities                                                  277,348                    257,343
                                                                  ------------------         ------------------
          Total interest income                                           1,387,399                  1,341,948
                                                                  ------------------         ------------------

Interest expense
     Deposits                                                               361,756                    447,797
     Borrowed funds                                                         197,409                    127,364
                                                                  ------------------         ------------------
          Total interest expense                                            559,165                    575,161
                                                                  ------------------         ------------------

          Net interest income                                               828,234                    766,787

Provision for loan losses                                                    40,368                     75,000
                                                                  ------------------         ------------------
Net interest income after provision for loan losses                         787,866                    691,787
                                                                  ------------------         ------------------

Noninterest income
     Fees and service charges                                               583,919                    582,296
     Gain/(Loss) on sale of investment securities                              (179)                         -
     Fee to process and maintain cash facility                               30,000                     30,000
     Commission income                                                      163,389                    108,504
     Other                                                                   36,778                          -
                                                                  ------------------         ------------------
          Total noninterest income                                          813,907                    720,800
                                                                  ------------------         ------------------


Noninterest expense
     Compensation and benefits                                              734,779                    609,352
     Professional fees                                                       63,167                     43,507
     Occupancy expense                                                      265,606                    206,250
     Office operations                                                      233,815                    243,160
     Advertising and marketing expense                                       68,281                     47,107
     Other operating expense                                                 93,903                     75,589
                                                                  ------------------         ------------------
          Total noninterest expense                                       1,459,551                  1,224,965
                                                                  ------------------         ------------------

Income before income taxes                                                  142,222                    187,622
Income taxes                                                                 50,482                     69,492
                                                                  ------------------         ------------------

Net income                                                                   91,740                    118,131

Net change in unrealized gains/(losses) on securities
     available for sale, net of deferred income tax benefit                  34,316                    (48,513)
                                                                  ------------------         ------------------
Total comprehensve income                                               $   126,056                $    69,618
                                                                  ==================         ==================

Earnings per share - basic                                              $      0.25                       0.31
                                                                  ==================         ==================
Shares used in computing basic earnings per share                           371,750                    383,140
                                                                  ==================         ==================

Earnings per share - diluted                                            $      0.24                $      0.31
                                                                  ==================         ==================
Shares used in computing diluted earnings per share                         379,655                    383,140
                                                                  ==================         ==================


The accompanying notes are an integral part of these consolidated statements.

                      BUCS FINANCIAL CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)

                                                                                         2004                    2003
                                                                              -------------------     --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                        $    91,740             $    118,131
    Reconciliation of net income to net cash provided by
          operating activities:
       Loss on sale of investment securities                                                 179                        -
       Provision for loan losses                                                          40,368                   75,000
       Increase in cash surrender value of life insurance                                (23,585)                       -
       Depreciation and amortization                                                     145,616                  109,323
       Effects of changes in operating assets and liabilities:
       Accrued interest receivable                                                        34,577                   (9,057)
       Prepaid expenses and other assets                                                (183,173)                 (83,994)
       Accounts payable and other liabilities                                           (169,807)                (192,170)
                                                                              -------------------     --------------------
                       Net cash (used) provided by operating activities                  (64,085)                  17,233
                                                                              -------------------     --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net increase in loans                                                             (2,720,311)                (641,131)
    Proceeds from maturities, redemption and sales
       of securities available-for-sale                                                3,668,000                2,323,117
    Proceeds from repayments on securities held-to-maturity                              351,207                   75,896
    Purchase of securities available-for-sale                                                  -               (4,075,875)
    Purchase of securities held-to-maturity                                                    -               (6,088,669)
    Redemption/(purchase) of FHLB stock                                                  365,000                 (200,000)
    Purchase of property and equipment                                                   (90,357)                (592,190)
                                                                              -------------------     --------------------
                       Net cash provided (used) in investing activities                1,573,539               (9,198,852)
                                                                              -------------------     --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net (decrease)/increase in borrowed funds from the FHLB                           (4,800,000)               9,000,000
    Proceeds from issuance of Trust Preferred Debenture                                        -                3,000,000
    Net increase in deposits                                                           8,290,154                8,816,759
                                                                              -------------------     --------------------
                       Net cash provided by financing activities                       3,490,154               20,816,759
                                                                              -------------------     --------------------


NET INCREASE IN CASH AND CASH EQUIVALENTS                                              4,999,608               11,635,139
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         3,486,463                4,094,866
                                                                              -------------------     --------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $ 8,486,071             $ 15,730,005
                                                                              ===================     ====================

Supplemental disclosure of cash flow information:
    Cash paid for income taxes                                                       $    62,500             $        600
                                                                              ===================     ====================

     Cash paid for interest                                                          $   558,197             $    573,922
                                                                              ===================     ====================



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

The accompanying consolidated financial statements for March 31, 2004 and the three month periods ending March 31, 2004 and 2003 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading.

These consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2003, included in the Company's Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission. The balance sheet as of December 31, 2003 has been derived from the audited financial statements at that date.

The unaudited consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the financial position of the Company as of March 31, 2004, the results of its operations and cash flows for the three month period ended March 31, 2004. The results of the interim periods are not necessarily indicative of the results expected for the full fiscal year or any other period.

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


NOTE 3 - Earnings Per Share
         ------------------

Earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding, less unearned ESOP shares, during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, including any potentially dilutive common shares outstanding, such as options and warrants. At March 31, 2004, the Company had 43,450 options outstanding.


NOTE 4 - Guaranteed Preferred Beneficial Interest in Company's Subordinated Debt
         -----------------------------------------------------------------------

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


NOTE 5 - Fair Value Accounting for Stock Plans
         -------------------------------------

Stock-Based Compensation
------------------------

         The Corporation's stock-based compensation plan is accounted for based on the intrinsic value method set forth in Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation expense for stock options is generally not recognized if the exercise price of the option equals or exceeds the fair market value of the stock on the date of grant.

         The option strike price was equal to the market price of the common stock at the date of the grant for all options granted in 2003 and 2002; accordingly, no compensation expense related to options was recognized. If the Company had applied a fair value based method to recognize compensation cost for the options granted, net income and earnings per share would have been changed to the following pro forma amounts for the three month periods ended March 31, 2004 and 2003:

                                                           2004       2003
                                                           ----       ----
         Net income - as reported                        $91,740    $118,131

         Deduct:  Total stock-based
           compensation determined
           under fair value based method for all awards,
           net of related income tax effects              (3,609)     (3,609)
                                                        --------   ---------

         Pro forma net income                           $ 88,131   $ 114,522
                                                        ========   =========


         Earnings per share:
           Basic - as reported                            $  .25       $ .31
                                                          ======       =====
           Basic - pro forma                              $  .24       $ .30
                                                          ======       =====

           Diluted - as reported                          $  .24       $ .31
                                                          ======       =====
           Diluted - pro forma                            $  .23       $ .30
                                                          ======       =====

         For purposes of pro forma disclosures, the estimated minimum value of the options is amortized to expense over the option's vesting period. Note that the effects of applying Statement of Financial Account Standard No. 123 for pro forma disclosures in the current year are not necessarily representative of the effects on pro forma net income for future years. The following weighted average assumptions were used in the Black-Scholes option pricing model:



         Dividend yield                                  0.00%
         Expected volatility                            29.17%
         Risk-free interest rate                         4.58%
         Expected lives (in years)                      10

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

Changes in Financial Condition

         The Company's total assets of $121.8 million at March 31, 2004 reflect an increase of $3.5 million as compared to $118.3 million at December 31, 2003. The increase in assets was comprised of increases in cash and equivalents, loans receivable, net, and prepaid expenses and other assets of $5.0 million, and $2.7 million, and $183,000, respectively, partially offset by declines in securities available for sale, securities held to maturity and investment in Federal Home Loan Bank stock of $3.6 million, $358,000, and $365,000, respectively.

         The increase in the Company's liabilities was due primarily to an increase in deposits of $8.3 million, reflecting the cyclical nature Bank's deposit levels resulting from its status as a former credit union, partially offset by pay down of borrowed funds of $4.8 million. Changes in the components of major assets, liabilities and equity are discussed herein.

         Cash and Cash Equivalents. Cash and cash equivalents, which include interest-bearing deposits in other banks with original maturities of less than three months, overnight investment funds with no stated maturity and Federal funds sold, totaled approximately $8.5 million at March 31, 2004, an increase of $5.0 million or 143.4% as compared to $3.5 million at December 31, 2003. The increase is due primarily to the effect of payroll deposits and other cyclical deposit growth trends resulting from deposit of customer income tax refunds and employment bonuses during the last few days of March 2004 and to the sale of and payments on securities available for sale and securities held to maturity totaling $4.0 million. The cyclical deposit trends result from the Bank's past history as a credit union. As is common with credit unions, there is a strong tie to several employer groups whose employees use the services of the employer endorsed financial institution (credit union or bank). This results in significant cash inflows to the Bank on company pay days. The majority of this is transaction account funds and, as a result, a good portion of these deposits will flow back out during the ensuing two-week pay cycle.

         Investment Securities Available for Sale. Investment securities available for sale decreased by $3.6 million or 21.3% to $13.4 million at March 31, 2004 as compared to $17.0 million at December 31, 2003. This is primarily the result of sales of $3.1 million of mortgage backed securities and principal payments on mortgage-backed securities totaling $521,000. The purpose of the sale of such investment securities were to provide increased liquidity for anticipated loan demand.

         Securities Held to Maturity. Securities held to maturity decreased by $358,000 or 3.2% to $10.8 million at March 31, 2004 as compared to $11.2 million at December 31, 2003. The decrease is the result of principal payments on mortgage-backed securities.

         Loans Receivable, Net. Net loans receivable at March 31, 2004 totaled $79.8 million, an increase of $2.7 million or approximately 3.5%, as compared to $77.1 million at December 31, 2003. Originations of $11.1 million, which includes $9.1 million of consumer loans including home equity loans, $200,000 in first mortgage loans on one-to-four-family residences, and $1.8 million of commercial loans in the Bank's prime lending area were offset by principal repayments and loan participations sold totaling $8.4 million.

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

         Deposits. Total deposits, after interest credited, increased by $8.3 million or 9.8% to $92.5 million at March 31, 2004, as compared to $84.2 million at December 31, 2003. The increase was primarily due to the cyclical trends resulting from the Bank's former status as a credit union and from the deposit of income tax refunds and bonuses. This resulted in increases in regular savings, non-interest bearing checking, and money market account balances of $4.2 million,

$2.5 million, and $1.7 million, respectively, partially offset by a decrease in certificate of deposit balances of $133,000.

         FHLB Advances. FHLB advances totaled $15.5 million at March 31, 2004, a decrease of $4.8 million or 23.6% compared to $20.3 million at December 31, 2003. The borrowing decrease was the result of the Bank using excess cash provided by deposit growth and investment sales and repayments to pay down borrowings as they matured.

         Stockholders' Equity. Stockholders' equity totaled $10.12 million at March 31, 2004, an increase of $125,000 from $10.0 million at December 31 2003. The increase was due to net income from operations during the period of $92,000 and an increase in accumulated other comprehensive income of $34,000 resulting from a increase in the estimated fair value of investment securities available for sale, partially offset by payment of fractional shares in the stock dividend paid on January 31, 2004 of $1,500.


Results of Operations for the Three Months Ended March 31, 2004 and 2003

         Net Income. The Company recorded net income of $92,000 for the quarter ended March 31, 2004, as compared to $118,000 for the same quarter in 2003, representing a $26,000 or 22.3% decrease. Net interest income increased $61,000 and noninterest income increased by $93,000, while noninterest expense increased by $234,000. The provision for loan losses decreased during the quarter by $35,000 or 46.2% and the provision for income taxes decreased by $19,000 or 27.4%. Changes in the components of income and expense are discussed herein.

         Net Interest Income Net interest income increased $61,000 or 8.0% for the quarter ended March 31, 2004, as compared to the same quarter in 2003. The average balance of interest-earning assets increased $13.7 million or 14.4%, while the average yield thereon decreased 54 basis points. The average balance of interest-bearing liabilities increased $16.2 million or 17.8%, and the average rate paid thereon decreased 44 basis points. The increase in interest-bearing liabilities is attributed to the increase in deposit volume at all of the Bank's office locations. The average yield on interest-earning assets and the average cost of interest-bearing liabilities both declined primarily due to the continued low interest rate environment in the general economy. The yield on interest-earning assets declined slightly faster than the cost of interest-bearing liabilities because the Company's interest-earning assets repriced more rapidly than interest-bearing liabilities. The net interest rate spread, which is the difference between average yield on interest-earning assets and the average cost of interest-bearing liabilities, decreased to 3.00% for the quarter ended March 31, 2004 from 3.10% for the same quarter in 2003. The decrease in the net interest rate spread is primarily due to the fact that interest-earning assets repriced more rapidly then interest bearing liabilities

         Interest Income. Interest income increased $45,000 or 3.4% to $1.39 million for the quarter ended March 31, 2004, as compared to $1.34 million for the same quarter in 2003.

         Interest on loans receivable increased $25,000 or 2.3% for the quarter ended March 31, 2004, as compared to the same quarter in 2003. The increase is mainly the result of a $11.5 million or 17.2% increase in the average balance of loans receivable, partially offset by a 82 basis point decline in the average yield on loans.

         Interest income on investment securities increased by $20,000 or 7.8% for the quarter ended March 31, 2004, as compared to the same quarter in 2003. The increase is the result of a

$2.2 million or 7.8% increase in the average balance of investment securities, while the yield thereon dropped by only one basis point.

         The average yield on interest-earning assets was 5.09% and 5.63% for the quarter ended March 31, 2004 and 2003, respectively.

         Interest Expense. Interest expense totaled $559,000 for the quarter ended March 31, 2004, as compared to $575,000 for the same quarter in 2003, a decrease of $16,000, or 2.8%. The average balance of interest-bearing liabilities increased $16.2 million or 17.8%, however, the average rate paid thereon decreased by 44 basis points.

         Interest expense on deposits decreased $86,000 or 19.2% for the quarter ended March 31, 2004, as compared to the same quarter in 2003. The decrease was due to a decline in the average cost of deposits of 65 basis points, partially offset an increase in the average balance of deposits of $9.9 million or 12.7%.

         Interest on borrowed funds increased by $70,000 or 55.1% for the quarter ended March 31, 2004, as compared to the same quarter in 2003. The increase was due to an increase in the average balance of advances outstanding of $6.3 million or 48.5% and an increase in the average cost of advances of 17 basis points. The Company uses FHLB advances as a funding source to supplement deposits, which are the Company's primary source of funds.

         The average cost of interest-bearing liabilities was 2.09% and 2.53% for the quarters ended March 31, 2004 and 2003, respectively.

         Provision for Loan Losses. During the quarter ended March 31, 2004 and 2003, the Company established provisions for loan losses of $40,000 and $75,000, respectively. This reflected management's evaluation of the underlying credit risk of the loan portfolio and the level of allowance for loan losses. The decrease in the loan loss provision of $35,000 or 46.2% reflects management's decision to decrease funding from the prior period based on continued low balances of non-performing loans over the past several periods.

         At March 31, 2004, the allowance for loan losses totaled $613,000 or ..76% and 572.9% of total loans and total non-performing loans, respectively, as compared to $611,000 or .91% and 1,357.8%, respectively, at March 31, 2003. The Bank's non-performing loans (non-accrual loans and accruing loans 90 or more days overdue) totaled $107,000 and $45,000 at March 31, 2004 and 2003, respectively, which represents .13% and .07% of the Bank's total loans, respectively. The Bank's ratio of non-performing loans to total assets was .09% and .04% at March 31, 2004 and 2003, respectively.

         Noninterest Income. Total noninterest income, primarily fees and service charges, increased $93,000 or 12.9% for the quarter ended March 31, 2004, as compared to the same quarter in 2003. The increase reflects an emphasis on charging appropriate fees for services, such as ATM fees, insufficient funds fees, and interchange income generated by customers' use of check cards. In addition, other noninterest income comprised mainly of commissions on insurance sales by the Company's wholly-owned subsidiary, Armor Insurance Group, Inc. increased to $163,000 for the quarter ended March 31, 2004 from $109,000 for the same quarter in 2003.

         Noninterest Expense. Total noninterest expense increased by $235,000 or 19.2% for the quarter ended March 31, 2004, as compared to the same quarter in 2003. This increase was attributable to increases of $125,000 or 20.6% in compensation and benefits resulting from addition of employees at both the Bank and Armor Insurance Group, Inc., increased cost for employee insurance programs, and normal cost of living increases, $20,000 or 45.2% in professional fees resulting from increased attorney, accounting, training and consulting fees as the Bank and Company have continued to grow, and $81,000 or 31.8% in office occupancy and marketing expenses resulting primarily from the opening of a new full service branch office in Columbia, Maryland during September 2003.

         Income Tax Expense. The provision for income taxes totaled $50,000 for the quarter ended March 31, 2004, as compared to $69,000 for the same quarter in 2003. The $19,000 or 27.4% decrease is the result of decreased net taxable income.

Capital Requirements

         The Bank is subject to federal regulations that impose certain minimum capital requirements. Quantitative measures, established by regulation to ensure capital adequacy, require the Bank to maintain amounts and ratios of tangible and core capital to adjusted total assets and of total risk-based capital to risk-weighted assets. On March 31, 2004, the Bank was in compliance with all of its regulatory capital requirements.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         ------------------

         The Registrant and its subsidiaries, from time to time, may be a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which BUCS Federal Bank, the wholly-owned subsidiary of the Registrant, holds security interests, claims involving the making and servicing of real property loans, and other issues incident to its business. There were no lawsuits pending or known to be contemplated at March 31, 2004 that would have a material effect on operations or income.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities.
         -------------------------------------------------------------------

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


Item 5.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         a) Exhibits:

               31 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

               32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         b) Reports on Form 8-K:

                    During the quarter under report, the Registrant filed a Report on Form 8-K dated March 3, 2004 to announce earnings for the year ended December 31, 2003.

                                   SIGNATURES



         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         BUCS FINANCIAL CORP




Date: May 13, 2004
                                         By:/s/Herbert J. Moltzan
                                         --------------------------------------
                                           Herbert J. Moltzan
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

          Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.





/s/Herbert J. Moltzan                             /s/Matthew J. Ford
-------------------------------------             ---------------------------
Herbert J. Moltzan                                Matthew J. Ford
President and Chief Executive Officer             Chief Financial Officer


Date: May 13, 2004                                Date: May 13, 2004