Form 10QSB
period 2004-06-30
BUCS FINANCIAL CORP
filed 2004-08-16
CIK 1125813

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended:   June 30, 2004
                                       -------------

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ________ to ________

                           SEC File Number: 000-32437
                                            ---------


                               BUCS FINANCIAL CORP
                               -------------------
             (Exact name of registrant as specified in its charter)

              Maryland                                      52-2265986
-------------------------------                          ----------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

10455 Mill Run Circle, Owings Mills, Maryland                21117
---------------------------------------------                -----
(Address of principal executive offices)                   (Zip Code)

                                 (410) 998-5304
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


         Check whether the registrant: (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of common stock as of August 13, 2004:

$0.10 Par Value Common Stock                        400,984
----------------------------                        -------
           Class                              Shares Outstanding

            Transitional Small Business Disclosure Format (check one)
                               Yes       No  X
                                   ---      ---

                      BUCS FINANCIAL CORP AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I.            FINANCIAL INFORMATION                                                              Page
-------            ---------------------                                                              ----
Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 2004 (unaudited)
         and December 31, 2003 (audited).................................................................1

         Consolidated Statements of Operations for the six and three month periods ended June 30, 2004 and 2003 (unaudited)........................................................2

         Consolidated Statements of Cash Flows for the six
         month periods ended June 30, 2004 and 2003 (unaudited)..........................................3

         Notes to Consolidated Financial Statements......................................................4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............................................................8

Item 3.  Controls and Procedures........................................................................15

PART II. OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings..............................................................................16

Item 2.  Changes in Securities and Small Business Issuer Purchases of Equity Securities.................16

Item 3.  Defaults Upon Senior Securities................................................................16

Item 4.  Submission of Matters to a Vote of Security-Holders............................................16

Item 5.  Other Information..............................................................................16

Item 6.  Exhibits and Reports on Form 8-K...............................................................16

Signatures


                      BUCS FINANCIAL CORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2004 AND DECEMBER 31, 2003

                                                                        (Unaudited)
                                                                          June 30        December 31
                                                                            2004             2003
                                                                       -------------    -------------

                                 ASSETS
                                 ------

Cash and cash equivalents                                              $   3,509,490    $   3,486,463
Securities available for sale                                             10,417,183       16,988,850
Securities held to maturity                                               10,176,131       11,204,342

Loans receivable                                                          87,474,153       77,759,069
Allowance for loan losses                                                   (685,851)        (630,702)
                                                                       -------------    -------------
Loans receivable, net                                                     86,788,302       77,128,367

Accrued interest receivable                                                  383,877          409,549
Property and equipment, net                                                4,625,268        4,683,974
Investment required by law - Federal Home Loan Bank Stock                    850,000        1,140,000
Goodwill                                                                     165,668          165,668
Other Intangible assets                                                      279,740          298,858
Bank Owned Life Insurance                                                  2,092,959        2,045,410
Prepaid expenses and other assets                                            861,723          767,735
                                                                       -------------    -------------

                Total Assets                                           $ 120,150,341    $ 118,319,216
                                                                       =============    =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------

Liabilities:
        Deposits                                                       $  89,641,410    $  84,187,323
        Accounts payable and other liabilities                               450,186          803,825
        Borrowed funds - Federal Home Loan Bank                           17,000,000       20,300,000
        Notes payable                                                           --             30,000
        Guaranteed preferred beneficial interest in Company's
         subordinated debt                                                 3,000,000        3,000,000
                                                                       -------------    -------------
              Total Liabilities                                          110,091,596      108,321,148
                                                                       -------------    -------------

Stockholders' Equity:
        Preferred stock, par value $0.10 per share, 2,000,000 shares               -                -
             authorized, 0 shares issued and outstanding
        Common stock, par value $0.10 per share, 5,000,000 shares
             authorized, 400,984 and 364,585 shares issued and outstanding
             at June 30, 2004 and December 31, 2003, respectively             40,098           36,459
        Stock dividends distributable                                           --              3,640
        Additional paid-in capital                                         5,905,030        4,117,839
        Retained earnings                                                  4,411,688        6,021,020
        Unallocated common stock held by Employee Stock Ownership
            Plan ("ESOP")                                                   (233,352)        (233,352)
        Accumulated other comprehensive (loss) income                        (64,719)          52,462
                                                                       -------------    -------------
              Total Stockholders' Equity                                  10,058,745        9,998,068
                                                                       -------------    -------------

                Total Liabilities and Stockholders' Equity             $ 120,150,341    $ 118,319,216
                                                                       =============    =============

  The accompanying notes are an intregal part of these consolidated statements

                      BUCS FINANCIAL CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE SIX AND THREE MONTH PERIODS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)

                                                               Six month periods ended      Three month periods ended
                                                                        June 30                    June 30
                                                              --------------------------   --------------------------
                                                                  2004           2003          2004           2003
                                                              -----------    -----------   -----------    -----------
Interest Income
     Loans receivable                                         $ 2,269,805    $ 2,145,381   $ 1,159,754    $ 1,060,776
     Investment securities                                        485,309        665,702       207,962        408,359
                                                              -----------    -----------   -----------    -----------
          Total interest income                                 2,755,114      2,811,083     1,367,716      1,469,135
                                                              -----------    -----------   -----------    -----------
Interest expense
     Deposits                                                     715,327        898,754       353,571        450,957
     Borrowed funds                                               377,841        335,080       180,432        207,716
                                                              -----------    -----------   -----------    -----------
          Total interest expense                                1,093,168      1,233,834       534,003        658,673
                                                              -----------    -----------   -----------    -----------

          Net interest income                                   1,661,946      1,577,249       833,713        810,462

Provision for loan losses                                         157,284        131,861       116,916         56,861
                                                              -----------    -----------   -----------    -----------
Net interest income after provision for loan                    1,504,662      1,445,388       716,797        753,601
                                                              -----------    -----------   -----------    -----------
Noninterest income
     Fees and service charges                                   1,276,723      1,141,036       692,804        558,740
     Gain/(Loss) on sale of investment securities                    (179)             -             -              -
     Fee to process and maintain cash facility                     60,000         60,000        30,000         30,000
     Commission income                                            295,896        220,410       132,507        111,906
     Other                                                         67,727              -        30,949              -
                                                              -----------    -----------   -----------    -----------
          Total noninterest income                              1,700,167      1,421,446       886,260        700,646
                                                              -----------    -----------   -----------    -----------


Noninterest expense
     Compensation and benefits                                  1,485,262      1,233,385       750,483        624,033
     Professional fees                                            122,066        104,702        58,899         61,195
     Occupancy expense                                            540,268        394,499       274,662        188,249
     Office operations                                            447,992        469,216       214,177        226,056
     Advertising and marketing expense                            139,016        128,955        70,735         23,628
     Other operating expense                                      185,893        159,912        91,990        142,543
                                                              -----------    -----------   -----------    -----------
          Total noninterest expense                             2,920,497      2,490,669     1,460,946      1,265,704
                                                              -----------    -----------   -----------    -----------

Income before income taxes                                        284,332        376,165       142,111        188,543
Income taxes                                                      105,013        139,403        54,531         69,911
                                                              -----------    -----------   -----------    -----------

Net income                                                        179,319        236,762        87,580        118,632

Net change in unrealized gains/(losses) on securities
     available for sale, net of deferred income tax benefit      (117,181)        29,834      (151,497)        78,347
                                                              -----------    -----------   -----------    -----------
Total comprehensve income                                     $    62,138    $   266,596   $   (63,917)   $   196,979
                                                              ===========    ===========   ===========    ===========

Earnings per share - basic                                    $      0.48    $      0.64   $      0.24           0.32
                                                              ===========    ===========   ===========    ===========
Shares used in computing basic earnings per share                 371,750        371,750       371,750        371,750
                                                              ===========    ===========   ===========    ===========

Earnings per share - diluted                                  $      0.47    $      0.64   $      0.23    $      0.32
                                                              ===========    ===========   ===========    ===========
Shares used in computing diluted earnings per share               381,159        371,750       381,159        371,750
                                                              ===========    ===========   ===========    ===========

  The accompanying notes are an integral part of these consolidated statements.

                      BUCS FINANCIAL CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)

                                                                                2004            2003
                                                                           ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                              $    179,319    $    236,762
    Reconciliation of net income to net cash provided by
          operating activities:
       Loss on sale of investment securities                                       (179)              -
       Provision for loan losses                                                157,284         131,861
       Increase in cash surrender value of life insurance                       (47,549)              -
       Depreciation and amortization                                            307,083         231,453
       Effects of changes in operating assets and liabilities:
       Accrued interest receivable                                               25,672         (44,098)
       Prepaid expenses and other assets                                        (93,987)       (179,094)
       Accounts payable and other liabilities                                  (278,471)         22,136
                                                                           ------------    ------------
                       Net cash (used) provided by operating activities         249,172         399,020
                                                                           ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net increase in loans                                                   (10,217,219)     (1,788,919)
    Proceeds from maturities, redemption and sales
       of securities available-for-sale                                       6,342,280       5,912,667
    Proceeds from repayments on securities held-to-maturity                   1,007,488         907,114
    Purchase of securities available-for-sale                                         -      (9,122,430)
    Purchase of securities held-to-maturity                                           -     (12,179,497)
    Proceeds from sale of loans                                                 400,000
    Redemption/(purchase) of FHLB stock                                         290,000        (140,000)
    Purchase of property and equipment                                         (171,318)     (1,295,562)
                                                                           ------------    ------------
                        Net cash provided (used) in investing activities     (2,348,769)    (17,706,627)
                                                                           ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net (decrease)/increase in borrowed funds from the FHLB                  (3,300,000)      7,800,000
    Proceeds from issuance of Trust Preferred Debentures                              -       3,000,000
    Net increase in deposits                                                  5,454,087       9,370,141
    Cash paid for dividends                                                      (1,461)              -
    Repayment of notes payable                                                  (30,000)        (30,000)
                                                                           ------------    ------------
                        Net cash provided by financing activities             2,122,626      20,140,141
                                                                           ------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                        23,029       2,832,534
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                3,486,463       4,094,866
                                                                           ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $  3,509,492    $  6,927,400
                                                                           ============    ============


Supplemental disclosure of cash flow information:
     Cash paid for income taxes                                            $    198,100    $    216,541
                                                                           ============    ============

     Cash paid for interest                                                $    989,077    $  1,232,203
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

The accompanying consolidated financial statements for the six and three month periods ended June 30, 2004 and 2003 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading.

These consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2003, included in the Company's Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission. The balance sheet as of December 31, 2003 has been derived from the audited financial statements at that date.

The unaudited consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the financial position of the Company as of June 30, 2004, the results of its operations and cash flows for the six and three month periods ended June 30, 2004. The results of the interim periods are not necessarily indicative of the results expected for the full fiscal year or any other period.

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


NOTE 3 - Earnings Per Share
         ------------------

Earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding, less unearned ESOP shares, during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, including any potentially dilutive common shares outstanding, such as options and warrants. At June 30, 2004, the Company had 43,450 options outstanding.


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

                The option strike price was equal to the market price of the common stock at the date of the grant for all options granted; accordingly, no compensation expense related to options was recognized. If the Company had applied a fair value based method to recognize compensation cost for the options granted, net income and earnings per share would have been changed to the following pro forma amounts for the period ended June 30, 2004 and 2003:

                                                       Three months ended        Six months ended
                                                       June 30     June 30     June 30     June 30
                                                         2004        2003        2004        2003
                                                      --------    ---------   ---------   ---------
 Net income - as reported                             $ 87,580    $ 118,632   $ 179,319   $ 236,762

 Deduct:  Total stock-based compensation determined
   under fair value based method for all awards,
   net of related income tax effects                    (1,203)      (3,609)     (4,812)     (7,218)
                                                      --------    ---------   ---------   ---------
Pro forma net income                                  $ 86,377    $ 115,023   $ 174,507   $ 229,544
                                                      ========    =========   =========   =========

 Earnings per share:
   Basic   -  as reported                             $    .24    $     .32   $     .48   $     .64
                                                      ========    =========   =========   =========
   Basic   -  pro forma                               $    .23    $     .31   $     .47   $     .62
                                                      ========    =========   =========   =========

   Diluted -  as reported                             $    .23    $     .32   $     .47   $     .64
                                                      ========    =========   =========   =========
   Diluted -  pro forma                               $    .22    $     .31   $     .46   $     .62
                                                      ========    =========   =========   =========

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2004


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

Changes in Financial Condition

         The Company's total assets of $120.2 million at June 30 2004 reflect an increase of $1.8 million as compared to $118.3 million at December 31, 2003. The increase in assets was primarily in loans receivable, net, offset by declines in securities available for sale, securities held to maturity and investment in Federal Home Loan Bank stock of $6.6 million, $1.0 million and $290,000, respectively.

         The increase in the Company's liabilities was due primarily to an increase in deposits of $5.5 million, partially offset by a $3.3 million decline in borrowed funds and a $354,000 decline in accounts payable and other liabilities. Changes in the components of major assets, liabilities and equity are discussed herein.

         Cash and Cash Equivalents. Cash and cash equivalents, which include interest-bearing deposits in other banks with original maturities of less than three months, overnight investment funds with no stated maturity and Federal funds sold, totaled approximately $3.5 million at June 30, 2004, virtually the same as at December 31, 2003.

         Investment Securities Available for Sale. Investment securities available for sale decreased by $6.6 million or 38.7% to $10.4 million at June 30, 2004 as compared to $17.0 million at December 31, 2003. This is primarily the result of sales of $3.1 million of mortgage backed securities, the redemption of $1.0 million in callable securities, and principal payments on mortgage-backed securities totaling $2.5 million.

         Securities Held to Maturity. Securities held to maturity decreased by $1.0 million or 9.2% to $10.1 million at June 30, 2004 as compared to $11.2 million at December 31, 2003. The decrease is the result of principal payments on mortgage-backed securities.

         Loans Receivable, Net. Net loans receivable at June 30, 2004 totaled $86.8 million, an increase of $9.7 million or approximately 12.5%, as compared to $77.1 million at December 31, 2003. Originations of $27.5 million, which includes $20.8 million of consumer loans including home equity loans, $1.7 million in first mortgage loans on one-to-four-family residences, and $5.0 million of commercial loans in the Bank's prime lending area were offset by principal repayments and loan participations sold totaling $17.8 million.

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

         Deposits. Total deposits, after interest credited, increased by $5.4 million or 6.5% to $89.6 million at June 30, 2004, as compared to $84.2 million at December 31, 2003. The increase was primarily due to increased activity at the two bank branch locations opened during 2003. This resulted in increases in regular savings, non-interest bearing checking, and money market account balances of $3.7 million, $1.9 million, and $2.0 million, respectively, partially offset by a decrease in certificate of deposit balances of $2.2 million.

         FHLB Advances. FHLB advances totaled $17.0 million at June 30, 2004, a decrease of $3.3 million or 16.3% compared to $20.3 million at December 31, 2003. The borrowing decrease was the result of the Bank using excess cash provided by deposit growth and investment sales and repayments to pay down borrowings as they matured.

         Stockholders' Equity. Stockholders' equity totaled $10.06 million at June 30, 2004, an increase of $61,000 from $9.99 million at December 31 2003. The increase was due to net income from operations during the period of $179,000 partially offset by a decrease in accumulated other comprehensive income of $117,000 resulting from a decrease in the estimated fair value of investment securities available for sale.

         Liquidity. Liquidity is measured using an approach designed to examine the Company's assets to ensure funding is available to meet the expected cash flow needs for loan demand, liability maturities and withdrawals, while minimizing non-earning cash balances such as branch cash, reserves and checks held for collection. Additionally, the approach takes into account anticipated investment security maturities, call provisions, and principal paydowns in determining funding needs.

         The Company also maintains external sources of funds, which can be drawn upon when required to meet liquidity needs. The primary source of external liquidity is a line of credit for $30,097,000 from the Federal Home Loan Bank of Atlanta, of which approximately $13,097,000 was available to fund liquidity needs at June 30, 2004. Based upon its liquidity analysis, including external sources of available liquidity, management believes the liquidity position is appropriate at June 30, 2004.

The following is a schedule of significant commitments at June 30, 2004:

                                                                  (In thousands)
Commitments to extend credit:
     Commitments to originate residential mortgages                   $ 1,552
     Commitments to originate non-residential, commercial mortgages       658
     Unused home equity lines of credit                                15,375
     Unused commercial lines of credit                                  1,217
     Other commitments to extend credit                                 4,804
                                                                      -------
                                                                      $23,606
                                                                      =======


Results of Operations for the Six Months Ended June 30, 2004 and 2003

         Net Income. The Company recorded net income of $179,000 for the six-month period ended June 30, 2004, as compared to $237,000 for the same period in 2003, representing a $58,000 or 24.3% decrease. Net interest income increased $85,000 and noninterest income increased by $279,000, while noninterest expense increased by $430,000 and the provision for loan losses increased by $25,000 and the provision for income taxes decreased by $34,000. Changes in the components of income and expense are discussed herein.

         Net Interest Income. Net interest income increased $85,000 or 5.4% for the six-month period ended June 30, 2004, as compared to the same period in 2003. The average balance of interest-earning assets increased $6.9 million or 6.7%, while the average yield thereon decreased 45 basis points. The average balance of interest-bearing liabilities increased $9.4 million or 9.5%, and the average rate paid thereon decreased 48 basis points. The increase in interest-earning assets is attributed to the increase in deposit volume at all of the Bank's office locations. The average yield on interest-earning assets and the average cost of interest-bearing liabilities both declined primarily due to the continued low interest rate environment in the general economy. The cost of interest-bearing liabilities declined slightly faster than the yield on interest-earning assets because the Company's interest-bearing liabilities repriced more rapidly than interest-earning assets. The net interest rate spread, which is the difference between average yield on interest-earning assets and the average cost of interest-bearing liabilities, increased to 2.99% for the six-month period ended June 30, 2004 from 2.96% for the same period in 2003. The increase in the net interest rate spread is primarily due to the fact that interest-bearing liabilities repriced more rapidly then interest-earning assets.

         Interest Income. Interest income decreased $56,000 or 2.0% to $2.76 million for the six-month period ended June 30, 2004, as compared to $2.81 million for the same period in 2003.

         Interest on loans receivable increased $125,000 or 5.8% for the six-month period ended June 30, 2004, as compared to the same period in 2003. The increase is mainly the result of a $13.8 million increase in the average balance of loans receivable, partially offset by a 78 basis point decline in the average yield on loans.

         Interest income on investment securities decreased by $180,000 or 27.1% for the six-month period ended June 30, 2004, as compared to the same period in 2003. The decrease is the result of a $6.9 million or 19.4% decrease in the average balance of investment securities and a 36 basis point decline in the average yield on investments.

         The average yield on interest-earning assets was 5.02% and 5.47% for the six-month period ended June 30, 2004 and 2003, respectively.

         Interest Expense. Interest expense totaled $1.09 million for the six-month period ended June 30, 2004, as compared to $1.23 million for the same period in 2003, a decrease of $141,000, or 11.4%. The average balance of interest-bearing liabilities increased $9.4 million or 9.5%, however, the average rate paid thereon decreased by 48 basis points.

         Interest expense on deposits decreased $183,000 or 20.4% for the six-month period ended June 30, 2004, as compared to the same period in 2003. The decrease was due to a decline in the average cost of deposits of 63 basis points, partially offset an increase in the average balance of deposits of $11.5 million or 14.1%.

         Interest on borrowed funds increased by $43,000 or 12.8% for the six-month period ended June 30, 2004, as compared to the same period in 2003. The increase was due to an increase in the cost of borrowed of funds of 39 basis, partially offset by a decline average balance of advances outstanding of $1.3 million or 7.6%. The Company uses FHLB advances as a funding source and has in the past used borrowings to supplement deposits, which are the Company's primary source of funds.

         The average cost of interest-bearing liabilities was 2.03% and 2.51% for the six-month periods ended June 30, 2004 and 2003, respectively.

         Provision for Loan Losses. During the six-month period ended June 30, 2004 and 2003, the Company established provisions for loan losses of $157,000 and $132,000, respectively. This reflected management's evaluation of the underlying credit risk of the loan portfolio and the level of allowance for loan losses. The increase in the loan loss provision of $25,000 or 19.3% is the result of continued growth of the loan portfolio, especially commercial loans.

         At June 30, 2004, the allowance for loan losses totaled $686,000 or ..78% and 762.2% of total loans and total non-performing loans, respectively, as compared to $620,000 or .90% and 1016.4%, respectively, at June 30, 2003. The Bank's non-performing loans (non-accrual loans and accruing loans 90 or more days overdue) totaled $90,000 and $61,000 at June 30, 2004 and 2003, respectively, which represents .10% and .09% of the Bank's total loans, respectively. The Bank's ratio of non-performing loans to total assets was .07% and .05% at June 30, 2004 and 2003, respectively.

         Noninterest Income. Total noninterest income, primarily fees and service charges, increased $279,000 or 19.6% for the six-month period ended June 30, 2004, as compared to the same period in 2003. The increase reflects an emphasis on charging appropriate fees for services, such as ATM fees, insufficient funds fees, and interchange income generated by customers' use of check cards. In addition, other noninterest income comprised mainly of commissions on insurance sales by the Company's wholly-owned subsidiary, Armor Insurance Group, Inc., increased to $289,000 for the period ended June 30, 2004 from $219,000 for the same period in 2003.

         Noninterest Expense. Total noninterest expense increased by $430,000 or 17.3% for the six-month period ended June 30, 2004, as compared to the same period in 2003. This increase was attributable to increases of $252,000 or 20.4% in compensation and benefits resulting from addition of employees at both the Bank and Armor Insurance Group, Inc., increased cost for employee insurance programs, and normal cost of living increases, $17,000 or 16.6% in professional fees resulting from increased attorney, accounting, training and consulting fees as the Bank and Company have continued to grow, and $156,000 or 29.8% in office occupancy and marketing expenses resulting primarily from the opening of a new full service branch office in Columbia, Maryland during September 2003.

         Income Tax Expense. The provision for income taxes totaled $105,000 for the six-month period ended June 30 2004, as compared to $139,000 for the same period in 2003. The $34,000 or 24.7% decrease is the result of decreased net taxable income.

Results of Operations for the Three Months Ended June 30, 2004 and 2003

         Net Income. The Company recorded net income of $88,000 for the three-month period ended June 30, 2004, as compared to $119,000 for the same period in 2003, representing a $31,000 or 26.2% decrease. Net interest income increased $23,000 and noninterest income increased by $186,000, while noninterest expense increased by $195,000, the provision for loan losses increased by $60,000 and the provision for income taxes decreased by $15,000. Changes in the components of income and expense are discussed herein.

         Net Interest Income. Net interest income increased $23,000 or 2.9% for the three-month period ended June 30, 2004, as compared to the same period in 2003. The average balance of interest-earning assets increased $60,000 or 0.1%, while the average yield thereon decreased 37 basis points. The average balance of interest-bearing liabilities increased $2.6 million or 2.4%, and the average rate paid thereon decreased 52 basis points. The increase in interest-bearing liabilities is attributed to the increase in deposit volume at all of the Bank's office locations. The average yield on interest-earning assets and the average cost of interest-bearing liabilities both declined primarily due to the continued low interest rate environment in the general economy. The cost of interest-bearing liabilities declined faster than the yield on interest-earning assets because the Company's interest-bearing liabilities repriced more rapidly than interest-earning assets. The net interest rate spread, which is the difference between average yield on interest-earning assets and the average cost of interest-bearing liabilities, increased to 2.99% for the three-month period ended June 30, 2004 from 2.84% for the same period in 2003. The increase in the net interest rate spread is primarily due to the fact that interest-bearing liabilities repriced more rapidly then interest-earning assets.

         Interest Income. Interest income declined $101,000 or 6.9% to $1.37 million for the three-month period ended June 30 2004, as compared to $1.47 million for the same period in 2003.

         Interest on loans receivable increased $99,000 or 9.3% for the three-month period ended June 30, 2004, as compared to the same period in 2003. The increase is mainly the result of a $16.1 million increase in the average balance of loans receivable, partially offset by a 73 basis point decline in the average yield on loans.

         Interest income on investment securities decreased by $200,000 or 49.0% for the three-month period ended June 30, 2004, as compared to the same period in 2003. The decrease is the result of a $16.0 million or 37.5% decrease in the average balance of investment securities and a 71 basis point decline in the average yield on investments.

         The average yield on interest-earning assets was 4.96% and 5.33% for the three-month period ended June 30, 2004 and 2003, respectively.

         Interest Expense. Interest expense totaled $534,000 for the three-month period ended June 30, 2004, as compared to $659,000 million for the same period in 2003, a decrease of $125,000, or 19.0%. The average balance of interest-bearing liabilities increased $2.6 million or 2.4%, however, the average rate paid thereon decreased by 52 basis points.

         Interest expense on deposits decreased $97,000 or 21.5% for the three-month period ended June 30, 2004, as compared to the same period in 2003. The decrease was due to a decline in the average cost of deposits of 60 basis points, partially offset an increase in the average balance of deposits of $5.3 million or 6.3%.

         Interest on borrowed funds decreased by $27,000 or 13.1% for the three-month period ended June 30, 2004, as compared to the same period in 2003. The decrease was due to a decrease in the average balance of advances outstanding of $3.6 million or 17.0%, partially offset by an increase in the cost of borrowed funds of 63 basis points. The Company uses FHLB advances as a funding source and has in the past used borrowings to supplement deposits, which are the Company's primary source of funds.

         The average cost of interest-bearing liabilities was 1.97% and 2.49% for the three-month periods ended June 30, 2004 and 2003, respectively.

         Provision for Loan Losses. During the three-month period ended June 30, 2004 and 2003, the Company established provisions for loan losses of $117,000 and $57,000, respectively. This reflected management's evaluation of the underlying credit risk of the loan portfolio and the level of allowance for loan losses. The increase in the loan loss provision of $60,000 or 105.6% is the result of continued growth of the loan portfolio, especially commercial loans, and from an increase in losses from a checking overdraft program begun in December 2001. This program, by which the Bank honors insufficient funds checks up to a preset limit for qualified customers accounted for a moderate increase in losses resulting from unpaid overdrawn accounts but this was far more than offset by the resulting increase in noninterest income from the fees associated with the program.

         Noninterest Income. Total noninterest income, primarily fees and service charges, increased $186,000 or 26.5% for the three-month period ended June 30, 2004, as compared to the same period in 2003. The increase reflects an emphasis on charging appropriate fees for services, such as ATM fees, insufficient funds fees, and interchange income generated by customers' use of check cards. In addition, other noninterest income comprised mainly of commissions on insurance sales by the Company's wholly-owned subsidiary, Armor Insurance Group, Inc. increased to $129,000 for the period ended June 30, 2004 from $111,000 for the same period in 2003.

         Noninterest Expense. Total noninterest expense increased by $195,000 or 15.4% for the three-month period ended June 30, 2004, as compared to the same period in 2003. This increase was attributable to increases of $126,000 or 20.3% in compensation and benefits resulting from addition of employees at both the Bank and Armor Insurance Group, Inc., increased cost for employee insurance programs, and normal cost of living increases, and $134,000 or 63.0% in office occupancy and marketing expenses resulting primarily from the opening of a new full service branch office in Columbia, Maryland during September 2003, partially offset by a decrease of $51,000 or 35.5% in other miscellaneous operating expenses.

         Income Tax Expense. The provision for income taxes totaled $55,000 for the three-month period ended June 30, 2004, as compared to $70,000 for the same three-month period in 2003. The $15,000 or 22.0% decrease is the result of decreased net taxable income.

Capital Requirements

         The Bank is subject to federal regulations that impose certain minimum capital requirements. Quantitative measures, established by regulation to ensure capital adequacy, require the Bank to maintain amounts and ratios of tangible and core capital to adjusted total assets and of total risk-based capital to risk-weighted assets. On June 30, 2004, the Bank was in compliance with all of its regulatory capital requirements.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
        -----------------

         The Registrant and its subsidiaries, from time to time, may be a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which BUCS Federal Bank, the wholly-owned subsidiary of the Registrant, holds security interests, claims involving the making and servicing of real property loans, and other issues incident to its business. There were no lawsuits pending or known to be contemplated at June 30, 2004 that would have a material effect on operations or income.

Item 2. Changes in  Securities  and Small  Business  Issuer  Purchases of Equity
        ------------------------------------------------------------------------
        Securities.
        -----------

         None.

Item 3. Defaults Upon Senior Securities.
        -------------------------------

         None.

Item 4. Submission of Matters to a Vote of Security-Holders.
        ---------------------------------------------------

         None.

Item 5. Other Information
        -----------------

         None.

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

                                       BUCS FINANCIAL CORP



     Date: August 13, 2004             By: /s/Herbert J. Moltzan
                                           -------------------------------------
                                           Herbert J. Moltzan
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

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


Date: August 13, 2004                          Date: August 13, 2004