Form 10QSB
period 2004-09-30
BUCS FINANCIAL CORP
filed 2004-11-12
CIK 1125813

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended:   September 30, 2004
                                       ------------------

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

Number of shares outstanding of common stock as of November 8, 2004:

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
Item 1.     Financial Statements

                  Consolidated Balance Sheets as of September 30, 2004 (unaudited)
                  and December 31, 2003 (audited).................................................................1

                  Consolidated Statements of Operations for the nine and three month periods ended September 30, 2004 and 2003 (unaudited)...................................................2

                  Consolidated Statements of Cash Flows for the nine
                  month periods ended September 30, 2004 and 2003 (unaudited).....................................3

                  Notes to Consolidated Financial Statements......................................................4

Item 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.............................................................8

Item 3.     Controls and Procedures..............................................................................16

PART II.    OTHER INFORMATION
--------    -----------------

Item 1.     Legal Proceedings....................................................................................17

Item 2.     Unregistered Sales of Equity Securities Use of Proceeds..............................................17

Item 3.     Defaults Upon Senior Securities......................................................................17

Item 4.     Submission of Matters to a Vote of Security-Holders..................................................17

Item 5.     Other Information....................................................................................17

Item 6.     Exhibits ............................................................................................17

Signatures


                      BUCS FINANCIAL CORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2004 AND DECEMBER 31, 2003


                                                                               (Unaudited)
                                                                              September 30, December 31
                                                                                  2004         2003
                                                                              ------------- ------------
                                     ASSETS
                                     ------

Cash and cash equivalents                                                     $  3,153,878 $  3,486,463
Securities available for sale                                                    9,964,749   16,988,850
Securities held to maturity                                                      9,742,497   11,204,342

Loans receivable                                                                90,627,002   77,759,069
Allowance for loan losses                                                         (720,532)    (630,702)
                                                                              ------------ ------------
Loans receivable, net                                                           89,906,470   77,128,367

Accrued interest receivable                                                        369,691      409,549
Property and equipment, net                                                      4,215,809    4,683,974
Investment required by law - Federal Home Loan Bank Stock                        1,050,000    1,140,000
Goodwill                                                                                 -      165,668
Other Intangible assets                                                                  -      298,858
Assets held for sale                                                               776,417            -
Bank Owned Life Insurance                                                        2,116,923    2,045,410
Prepaid expenses and other assets                                                  827,577      767,735
                                                                              ------------ ------------

                Total Assets                                                  $122,124,011 $118,319,216
                                                                              ============ ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Liabilities:
        Deposits                                                              $ 87,047,920  $84,187,323
        Accounts payable and other liabilities                                     775,146      803,825
        Borrowed funds - Federal Home Loan Bank                                 21,000,000   20,300,000
        Notes payable                                                                    -       30,000
        Guaranteed preferred beneficial interest in Company's
         subordinated debt                                                       3,000,000    3,000,000
                                                                              ------------ ------------
              Total Liabilities                                                111,823,066  108,321,148
                                                                              ------------ ------------
Stockholders' Equity:
        Preferred stock, par value $0.10 per share, 2,000,000 shares                     -            -
             authorized, 0 shares issued and outstanding
        Common stock, par value $0.10 per share, 5,000,000 shares
             authorized, 400,984 and 364,585 shares issued and outstanding
             at September 30, 2004 and December 31, 2003, respectively              40,098       36,459
        Stock dividends distributable                                                    -        3,640
        Additional paid-in capital                                               5,905,030    4,117,839
        Retained earnings                                                        4,557,818    6,021,020
        Unallocated common stock held by Employee Stock Ownership
             Plan ("ESOP")                                                        (233,352)    (233,352)
        Accumulated other comprehensive income                                      31,351       52,462
                                                                              ------------ ------------
              Total Stockholders' Equity                                        10,300,945    9,998,068
                                                                              ------------ ------------

                Total Liabilities and Stockholders' Equity                    $122,124,011 $118,319,216
                                                                              ============ ============


  The accompanying notes are an intregal part of these consolidated statements

                      BUCS FINANCIAL CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE NINE AND THREE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)

                                                               Nine month periods ended     Three month periods ended
                                                                     September 30                  September 30
                                                              --------------------------    --------------------------
                                                                  2004           2003           2004           2003
                                                              -----------    -----------    -----------    -----------
Interest Income
     Loans receivable                                         $ 3,522,186    $ 3,220,361    $ 1,252,381    $ 1,074,980
     Investment securities                                        700,392      1,012,456        215,083        346,754
                                                              -----------    -----------    -----------    -----------
          Total interest income                                 4,222,578      4,232,817      1,467,464      1,421,734
                                                              -----------    -----------    -----------    -----------

Interest expense
     Deposits                                                   1,077,653      1,294,306        362,326        395,552
     Borrowed funds                                               558,612        530,869        187,454        197,466
                                                              -----------    -----------    -----------    -----------
          Total interest expense                                1,636,265      1,825,175        549,780        593,018
                                                              -----------    -----------    -----------    -----------

          Net interest income                                   2,586,313      2,407,642        917,684        828,716

Provision for loan losses                                         243,822        195,671         86,538         63,810
                                                              -----------    -----------    -----------    -----------
Net interest income after provision for loan losses             2,342,491      2,211,971        831,146        764,906
                                                              -----------    -----------    -----------    -----------

Noninterest income
     Fees and service charges                                   2,011,133      1,718,610        734,410        577,574
     Gain/(Loss) on sale of investment securities                    (179)             -              -              -
     Fee to process and maintain cash facility                     90,000         90,000         30,000         30,000
     Other                                                        132,207         12,332         61,880         11,196
                                                              -----------    -----------    -----------    -----------
          Total noninterest income                              2,233,161      1,820,942        826,290        618,770
                                                              -----------    -----------    -----------    -----------

Noninterest expense
     Compensation and benefits                                  2,028,120      1,662,604        728,832        583,886
     Professional fees                                            182,682        147,922         61,018         44,080
     Occupancy expense                                            821,069        573,931        281,106        195,115
     Office operations                                            640,687        625,199        224,879        207,869
     Advertising and marketing expense                            208,804        214,920         70,063         88,435
     Other operating expense                                      229,026        238,912         62,709         79,000
                                                              -----------    -----------    -----------    -----------
          Total noninterest expense                             4,110,388      3,463,488      1,428,607      1,198,385
                                                              -----------    -----------    -----------    -----------

Income before income taxes                                        465,264        569,425        228,829        185,291
Income taxes                                                      171,564        208,328         85,103         65,985
                                                              -----------    -----------    -----------    -----------

Income from continuing operations                                 293,700        361,097        143,726        119,306

Discontinued operations
     Gain/(loss) from operations of discontinued component         51,814        (12,465)         3,917         (4,495)
     Income benefit/(tax)                                         (20,065)         4,626         (1,513)         1,686
                                                              -----------    -----------    -----------    -----------
     Net gain/(loss) on discontinued operation                     31,749         (7,839)         2,404         (2,809)
                                                              -----------    -----------    -----------    -----------

Net income                                                        325,449        353,258        146,130        116,497

Reclassification adjustment for losses included in
     net income, net of tax                                           113              -              -              -
Net change in unrealized gains/(losses) on securities
     available for sale, net of deferred income tax benefit       (21,224)      (242,670)        96,070       (272,504)
                                                              -----------    -----------    -----------    -----------
Total comprehensive income                                    $   304,338    $   110,588    $   242,200    $  (156,007)
                                                              ===========    ===========    ===========    ===========

Earnings per share - basic                                    $      0.88    $      0.95    $      0.39           0.31
                                                              ===========    ===========    ===========    ===========
Shares used in computing basic earnings per share                 371,750        371,750        371,750        371,750
                                                              ===========    ===========    ===========    ===========

Earnings per share - diluted                                  $      0.86    $      0.95    $      0.38    $      0.31
                                                              ===========    ===========    ===========    ===========
Shares used in computing diluted earnings per share               380,553        371,750        380,553        371,750
                                                              ===========    ===========    ===========    ===========

  The accompanying notes are an integral part of these consolidated statements.

                      BUCS FINANCIAL CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)

                                                                         2004            2003
                                                                    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                       $    325,449    $    353,259
    Reconciliation of net income to net cash provided by
          operating activities:
       Loss on sale of investment securities                                 179               -
       Provision for loan losses                                         243,822         195,671
       Increase in cash surrender value of life insurance                (71,513)              -
       Depreciation and amortization                                     439,450         363,316
       Loans originated for sale                                      (1,048,307)              -
       Proceeds from sale of loans originated for sale                 1,052,172               -
       Gain from sale of loans originated for sale                        (3,865)              -
       Effects of changes in operating assets and liabilities:
       Accrued interest receivable                                        39,858         (34,512)
       Prepaid expenses and other assets                                 (64,885)       (199,352)
       Accounts payable and other liabilities                              2,770          78,065
                                                                    ------------    ------------
                       Net cash provided by operating activities         915,130         756,447
                                                                    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Net increase in loans                                            (14,124,260)     (6,511,272)
    Proceeds from maturities, redemption and sales
       of securities available-for-sale                                6,941,793      12,980,547
    Proceeds from repayments on securities held-to-maturity            1,433,661       1,991,305
    Purchase of securities available-for-sale                                  -     (12,104,930)
    Purchase of securities held-to-maturity                                    -     (12,179,497)
    Proceeds from sale of loans                                        1,126,750               -
    Gain on sale of loans                                                (24,415)              -
    Redemption/(purchase) of FHLB stock                                   90,000        (265,000)
    Purchase of Bank Owned Life Insurance                                      -      (2,018,164)
    Purchase of property and equipment                                  (220,380)     (1,878,273)
                                                                    ------------    ------------
                        Net cash used in investing activities         (4,776,851)    (19,985,284)
                                                                    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in borrowed funds from the FHLB                         700,000       7,800,000
    Proceeds from issuance of Trust Preferred Debenture                        -       3,000,000
    Net increase in deposits                                           2,860,597       9,839,872
    Cash paid for fractional shares of stock dividend                     (1,461)              -
    Repayment of notes payable                                           (30,000)       (138,000)
                                                                    ------------    ------------
                        Net cash provided by financing activities      3,529,136      20,501,872
                                                                    ------------    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                               (332,585)      1,273,035
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         3,486,463       4,094,866
                                                                    ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $  3,153,878    $  5,367,901
                                                                    ============    ============
Supplemental disclosure of cash flow information:
     Cash paid for income taxes                                     $    198,100    $    463,571
                                                                    ============    ============

     Cash paid for interest                                         $  1,489,674    $  1,824,544
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

The accompanying consolidated financial statements for the nine and three month periods ended September 30, 2004 and 2003 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading.

These consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2003, included in the Company's Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission. The balance sheet as of December 31, 2003 has been derived from the audited financial statements at that date.

The unaudited consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the financial position of the Company as of September 30, 2004, the results of its operations and cash flows for the nine and three month periods ended September 30, 2004. The results of the interim periods are not necessarily indicative of the results expected for the full fiscal year or any other period.

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

Discontinued Operations Held for Sale

The Company entered into a definitive agreement to sell the intangible assets and goodwill of its wholly-owned subsidiary, Armor Insurance Group, Inc., on September 30, 2004. The net asset value of the discontinued operation is reported as an asset held for sale as of September 30, 2004.

The Company realized cash proceeds for this sale of $709,944 on October 1, 2004. These proceeds resulted in a before tax gain on sale of $274,095 and tax-adjusted gain on sale of approximately $168,240. The Company retains the right to additional cash proceeds in the first or second quarter of 2005 contingent upon performance of the assets sold as determined through year-end 2004 but such additional proceeds are not certain at September 30, 2004. The Company further expects to liquidate tangible assets of the discontinued operation that carry a book value of approximately $352,000 at September 30, 2004. The liquidation of these tangible assets may not be completed before December 31, 2004.


NOTE 3 - Earnings Per Share
         ------------------

Earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding, less unearned ESOP shares, during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, including any potentially dilutive common shares outstanding, such as options and warrants. At September 30, 2004, the Company had 43,450 options outstanding. Earnings per share amounts have been given retroactive effect to the 10% stock dividend declared December 22, 2003.

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


NOTE 5 - Fair Value Accounting for Stock Plans
         -------------------------------------

Stock-Based Compensation
------------------------

               The Company's stock-based compensation plan is accounted for based on the intrinsic value method set forth in Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation expense for stock options is generally not recognized if the exercise price of the option equals or exceeds the fair market value of the stock on the date of grant.

                The option strike price was equal to the market price of the common stock at the date of the grant for all options granted; accordingly, no compensation expense related to options was recognized. If the Company had applied a fair value based method to recognize compensation cost for the options granted, net income and earnings per share would have been changed to the following pro forma amounts for the period ended September 30, 2004 and 2003:

                                                        Three months ended            Nine months ended
                                                       Sept 30       Sept 30        Sept 30        Sept 30
                                                         2004          2003           2004           2003
                                                     -----------   -----------    -----------    -----------
Net income - as reported                             $   146,130   $   116,497    $   325,449    $   353,258

Deduct:  Total stock-based compensation determined
  under fair value based method for all awards,
  net of related income tax effects                            -      (139,000)        (4,812)      (155,000)
                                                     -----------   -----------    -----------    -----------

Pro forma net income (loss)                          $   146,130   $   (22,503)   $   320,637    $   198,258
                                                     ===========   ===========    ===========    ===========

Earnings (loss) per share:

  Basic - as reported                                $       .39   $       .31     $      .88     $      .95
                                                     ===========   ===========     ==========     ==========

  Basic - pro forma                                  $       .39   $      (.06)    $      .86     $      .53
                                                     ===========   ===========     ==========     ==========

  Diluted - as reported                              $       .38   $       .31     $      .86     $      .95
                                                     ===========   ===========     ==========     ==========

  Diluted - pro forma                                $       .38   $      (.06)    $      .84     $      .53
                                                     ===========   ===========     ==========     ==========


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

Changes in Financial Condition

         The Company's total assets of $122.1 million at September 30, 2004 reflect an increase of $3.8 million as compared to $118.3 million at December 31, 2003. The increase in assets was comprised primarily of increases in loans receivable, net and assets held for sale of $12.9 million and $776,000, respectively, partially offset by declines in securities available for sale, securities held to maturity, cash and cash equivalents, goodwill and other intangible assets, and property and equipment, net of $7.0 million, $1.5 million, $333,000, $465,000 and $468,000, respectively.

         The increase in the Company's liabilities was due primarily to an increase in deposits and Federal Home Loan Bank borrowings of $2.9 million and $700,000, respectively, partially offset by a $59,000 decline in accounts payable and other liabilities. Changes in the components of major assets, liabilities and equity are discussed herein.

         Cash and Cash Equivalents. Cash and cash equivalents, which include interest-bearing deposits in other banks with original maturities of less than three months, overnight investment funds with no stated maturity and Federal funds sold, decreased by $333,000 or 9.5% to $3.2 million at September 30, 2004 compared to $3.5 million at December 31, 2003. The decline is due to use of available cash to help fund loan demand.

         Investment Securities Available for Sale. Investment securities available for sale decreased by $7.0 million or 41.3% to $10.0 million at September 30, 2004 as compared to $17.0 million at December 31, 2003. This is primarily the result of sales of $3.1 million of mortgage-backed securities, the redemption of $1.0 million in callable securities, and principal payments on mortgage-backed securities totaling $2.9 million.

         Securities Held to Maturity. Securities held to maturity decreased by $1.5 million or 13.0% to $9.7 million at September 30, 2004 as compared to $11.2 million at December 31, 2003. The decrease is the result of principal payments on mortgage-backed securities.

         Loans Receivable, Net. Net loans receivable at September 30, 2004 totaled $89.9 million, an increase of $12.8 million or approximately 16.6%, as compared to $77.1 million at December 31, 2003. Originations of $41.0 million, which includes $31.4 million of consumer loans including home equity loans, $1.9 million of first mortgage loans on one-to-four-family residences, and $7.7 million of commercial loans in the Bank's prime lending area were offset by principal repayments and loan participations sold totaling $28.1 million.

         Assets Held for Sale. Assets held for sale totaled $776,000 at September 30, 2004 as compared to zero as of December 31, 2003. The increase is the result of the transfer of the total balances of goodwill and other intangible assets of $166,000 and $270,000, respectively, and $340,000 of property and equipment to assets held for sale in conjunction with the Company's entering into a definitive agreement to sell of its wholly-owned subsidiary, Armor Insurance Group, Inc. on September 30, 2004. The sale occurred on October 1, 2004.

         Bank Owned Life Insurance. During July 2003, the Registrant entered into an investment in Bank Owned Life Insurance (BOLI) in the amount of $2,000,000. The investment was made in the form of insurance policies on the life of the Registrant's president in the amount of $1 million and on the lives of four senior executive officers of the Bank in the amount of $250,000 each. The income derived from this investment will be used to fund benefits for employees and directors of the Bank, including Endorsement Method Split Dollar Life Insurance Plans that provide death benefits to the Bank and all insured employees, a contribution of up to $50,000 per year to a Supplemental Employee Retirement Plan (SERP) for the president, and other benefits as determined from time to time by the board of directors.

         Deposits. Total deposits, after interest credited, increased by $2.9 million or 3.4% to $87.1 million at September 30, 2004, as compared to $84.2 million at December 31, 2003. The increase was primarily due to increased activity at the two bank branch locations opened during 2003. This resulted in increases in regular savings, non-interest bearing checking, and money market account balances of $1.5 million, $2.3 million, and $1.6 million, respectively, partially offset by a decrease in certificate of deposit balances of $2.5 million.

         FHLB Advances. FHLB advances totaled $21.0 million at September 30, 2004, an increase of $700,000 or 3.4% compared to $20.3 million at December 31, 2003. The borrowing increase was the result of the Bank needing funding to meet increased loan demand.

         Stockholders' Equity. Stockholders' equity totaled $10.3 million at September 30, 2004, an increase of $303,000 from $10.0 million at December 31 2003. The increase was due to net income during the nine months of $325,000, partially offset by a decrease in accumulated other comprehensive income of $22,000 resulting from a decrease in the estimated fair value of investment securities available for sale.


Results of Operations for the Nine Months Ended September 30, 2004 and 2003

         Net Income. The Company recorded net income of $325,000 for the nine-month period ended September 30, 2004, as compared to $353,000 for the same period in 2003, representing a $28,000 or 7.9% decrease. Net interest income increased $178,000, noninterest income increased by $412,000, the net gain from discontinued operations (Armor Insurance Group, Inc.) increased by $40,000 and the provision for income taxes on continuing operations decreased by $37,000, while noninterest expense increased by $647,000 and the provision for loan losses increased by $48,000. Changes in the components of income and expense are discussed herein.

         Net Interest Income Net interest income increased $178,000 or 7.4% for the nine-month period ended September 30, 2004, as compared to the same period in 2003. The average balance of interest-earning assets increased $5.6 million or 5.4%, while the average yield thereon decreased 29 basis points. The average balance of interest-bearing liabilities increased $7.7 million or 7.6%, and the average rate paid thereon decreased 40 basis points. The increase in interest-bearing liabilities is attributed to the increase in deposit volume at all of the Bank's office locations and to increased FHLB borrowings. The average yield on interest-earning assets and the average cost of interest-bearing liabilities both declined primarily due to the continued low interest rate environment in the general economy. The cost of interest-bearing liabilities declined faster than the yield on interest-earning assets because the Company's interest-earning assets repriced more rapidly than interest-bearing liabilities as the Federal Reserve began raising interest rates in mid-2004. The net interest rate spread, which is the difference between average yield on interest-earning assets and the average cost of interest-bearing liabilities, increased to 3.08% for the nine-month period ended September 30, 2004 from 2.96% for the same period in 2003. The increase in the net interest rate spread is primarily due to the fact that interest-earning assets repriced more rapidly than interest-bearing liabilities.

         Interest Income. Interest income decreased $10,000 or 0.2% to $4.22 million for the nine-month period ended September 30, 2004, as compared to $4.23 million for the same period in 2003.

         Interest on loans receivable increased $302,000 or 9.4% for the nine-month period ended September 30, 2004, as compared to the same period in 2003. The increase is mainly the result of a $15.1 million increase in the average balance of loans receivable, partially offset by a 65 basis point decline in the average yield on loans.

         Interest income on investment securities decreased by $312,000 or 30.8% for the nine-month period ended September 30, 2004, as compared to the same period in 2003. The decrease is the result of a $9.5 million or 26.0% decrease in the average balance of investment securities and a 24 basis point decline in the average yield on investments.

         The average yield on interest-earning assets was 5.09% and 5.38% for the nine-month periods ended September 30, 2004 and 2003, respectively.

         Interest Expense. Interest expense totaled $1.64 million for the nine-month period ended September 30, 2004, as compared to $1.83 million for the same period in 2003, a decrease of $190,000, or 10.4%. The average balance of interest-bearing liabilities increased $7.7 million or 7.6%, however, the average rate paid thereon decreased by 40 basis points.

         Interest expense on deposits decreased $217,000 or 16.7% for the nine-month period ended September 30, 2004, as compared to the same period in 2003. The decrease was due to a decline in the average cost of deposits of 44 basis points, partially offset an increase in the average balance of deposits of $7.7 million or 9.3%.

         Interest on borrowed funds increased by $28,000 or 5.2% for the nine-month period ended September 30, 2004, as compared to the same period in 2003. The increase was due to an increase in the cost of borrowed of funds of 19 basis points. The Company uses FHLB advances as a funding source and has in the past used borrowings to supplement deposits, which are the Company's primary source of funds.

         The average cost of interest-bearing liabilities was 2.01% and 2.42% for the nine-month periods ended September 30, 2004 and 2003, respectively.

         Net Gain on Discontinued Operations. The net gain on discontinued operations reflects the performance of the Company's wholly owned subsidiary Armor Insurance Group, Inc. prior to its sale. The net gain for the nine-month period ended September 30, 2004 of $32,000 represents an increase of $40,000 compared to the same period in 2003. The increase is due to improved sales volume and the purchase of two small books of business from other insurance carriers.

         Provision for Loan Losses. During the nine-month period ended September 30, 2004 and 2003, the Company established provisions for loan losses of $244,000 and $196,000, respectively. This reflected management's evaluation of the underlying credit risk of the loan portfolio and the level of allowance for loan losses. The increase in the loan loss provision of $48,000 or 24.6% is the result of growth of the loan portfolio, especially commercial loans.

         At September 30, 2004, the allowance for loan losses totaled $721,000 or .80% and 638.1% of total loans and total non-performing loans, respectively, as compared to $611,000 or .83% and 1971.0%, respectively, at September 30 2003. The Bank's non-performing loans (non-accrual loans and accruing loans 90 or more days overdue) totaled $113,000 and $31,000 at September 30, 2004 and 2003, respectively, which represents .12% and .04% of the Bank's total loans, respectively. The Bank's ratio of non-performing loans to total assets was .09% and .03% at September 30, 2004 and 2003, respectively.

         Noninterest Income. Total noninterest income, primarily fees and service charges, increased $412,000 or 22.6% for the nine-month period ended September 30, 2004, as compared to the same period in 2003. The increase reflects an emphasis on charging appropriate fees for services, such as ATM fees, insufficient funds fees, and interchange income generated by customers' use of check cards.

         Noninterest Expense. Total noninterest expense increased by $647,000 or 18.7% for the nine-month period ended September 30, 2004, as compared to the same period in 2003. This increase was attributable to increases of $366,000 or 22.0% in compensation and benefits resulting from the addition of employees at the Bank, increased cost for employee insurance programs, and normal cost of living increases, $35,000 or 23.5% in professional fees resulting from increased attorney, accounting, training and consulting fees as the Bank and Company have continued to grow and costs associated with compliance issues have increased, and $263,000 or 21.9% in office occupancy and operation expenses resulting primarily from the opening of a new full service branch office in Columbia, Maryland during September 2003.

         Income Tax Expense. The provision for income taxes on continuing operations totaled $172,000 for the nine-month period ended September 30, 2004, as compared to $208,000 for the same period in 2003. The $37,000 or 17.6% decrease is the result of decreased net taxable income.


Results of Operations for the Three Months Ended September 30, 2004 and 2003

         Net Income. The Company recorded net income of $146,000 for the three-month period ended September 30, 2004, as compared to $116,000 for the same period in 2003, representing a $30,000 or 25.4% increase. Net interest income increased $89,000, noninterest income increased by $208,000, and the net gain from discontinued operations (Armor Insurance Group, Inc.) increased by $5,000, while noninterest expense increased by $230,000, the provision for loan losses increased by $23,000, and the provision for income taxes on continuing operations increased by $19,000. Changes in the components of income and expense are discussed herein.

         Net Interest Income Net interest income increased $89,000 or 10.7% for the three-month period ended September 30, 2004, as compared to the same period in 2003. The average balance of interest-earning assets increased $3.1 million or 2.8%, and the average yield thereon increased by 2 basis points. The average balance of interest-bearing liabilities increased $4.3 million or 4.0%, and the average rate paid thereon decreased 24 basis points. The increase in interest-bearing liabilities is attributed to the increase in deposit volume at all of the Bank's office locations. The average yield on interest-earning assets increased slightly while average cost of interest-bearing liabilities declined primarily due to the Bank's interest-earning assets repricing more rapidly than interest-bearing liabilities as the Federal Reserve began raising interest rates in mid-2004. The net interest rate spread, which is the difference between average yield on interest-earning assets and the average cost of interest-bearing liabilities, increased to 3.23% for the three-month period ended September 30, 2004 from 2.96% for the same period in 2003. The increase in the net interest rate spread is primarily due to the fact that interest-earning assets repriced more rapidly then interest-bearing liabilities.

         Interest Income. Interest income increased $45,000 or 3.2% to $1.47 million for the three-month period ended September 30, 2004, as compared to $1.42 million for the same period in 2003.

         Interest on loans receivable increased $177,000 or 16.5% for the three-month period ended September 30, 2004, as compared to the same period in 2003. The increase is mainly the result of a $17.7 million increase in the average balance of loans receivable, partially offset by a 41 basis point decline in the average yield on loans.

         Interest income on investment securities decreased by $132,000 or 38.0% for the three-month period ended September 30, 2004, as compared to the same period in 2003. The decrease is the result of a $14.6 million or 38.2% decline in the average balance of investment securities, partially offset by a 1 basis point increase in the average yield thereon.

         The average yield on interest-earning assets was 5.23% and 5.21% for the three-month periods ended September 30, 2004 and 2003, respectively.

         Interest Expense. Interest expense totaled $550,000 for the three-month period ended September 30, 2004, as compared to $593,000 for the same period in 2003, a decrease of $43,000, or 7.3%. The average balance of interest-bearing liabilities increased $4.3 million or 4.0%, however, the average rate paid thereon decreased by 24 basis points.

         Interest expense on deposits decreased $33,000 or 8.4% for the three-month period ended September 30, 2004, as compared to the same period in 2003. The decrease was due to a decline in the average cost of deposits of 26 basis points, partially offset an increase in the average balance of deposits of $5.2 million or 6.1%.

         Interest on borrowed funds decreased by $10,000 or 5.1% for the three-month period ended September 30, 2004, as compared to the same period in 2003. The decrease was due to a decrease in the average balance of advances outstanding of $937,000 or 4.5% and a decrease in the cost of borrowed funds of 2 basis points. The Company uses FHLB advances as a funding source and has in the past used borrowings to supplement deposits, which are the Company's primary source of funds.

         The average cost of interest-bearing liabilities was 2.00% and 2.24% for the three-month periods ended September 30, 2004 and 2003, respectively.

         Provision for Loan Losses. During the three-month periods ended September 30, 2004 and 2003, the Company established provisions for loan losses of $87,000 and $64,000, respectively. This reflected management's evaluation of the underlying credit risk of the loan portfolio and the level of allowance for loan losses. The increase in the loan loss provision of $23,000 or 35.6% is the result of continued growth of the loan portfolio, especially commercial loans, and from an increase in losses from a checking overdraft program begun in December 2001. This program, by which the Bank honors insufficient funds checks up to a preset limit for qualified customers accounted for a moderate increase in losses resulting from unpaid overdrawn accounts but this was more than offset by the resulting increase in noninterest income from the fees associated with the program.

         Noninterest Income. Total noninterest income, primarily fees and service charges, increased $208,000 or 33.5% for the three-month period ended September 30, 2004, as compared to the same period in 2003. The increase reflects an emphasis on charging appropriate fees for services, such as ATM fees, insufficient funds fees, and interchange income generated by customers' use of check cards.

         Noninterest Expense. Total noninterest expense increased by $230,000 or 19.2% for the three-month period ended September 30, 2004, as compared to the same period in 2003. This increase was attributable to an increase of $145,000 or 24.8% in compensation and benefits, resulting from addition of employees at the Bank, increased cost for employee insurance programs, and normal cost of living increases, an increase of $17,000 or 38.4% in professional fees resulting from increased attorney, accounting, training and consulting fees as the Bank and

Company have continued to grow and costs associated with compliance issues have increased, and an increase of $103,000 or 25.6% in office occupancy and operations expenses resulting primarily from the opening of a new full service branch office in Columbia, Maryland during September 2003, partially offset by a decrease of $35,000 or 21.3% in marketing costs and other miscellaneous operating expenses.

         Net Gain on Discontinued Operations. The net gain on discontinued operations reflects the performance of the Company's wholly owned subsidiary Armor Insurance Group, Inc. prior to its sale. The net gain for the three-month period ended September 30, 2004 of $2,400 represents an increase of $5,200 compared to the same period in 2003. The increase is due to improved sales volume during the three-month period ended September 30, 2004.

         Income Tax Expense. The provision for income taxes on continuing operations totaled $85,000 for the three-month period ended September 30, 2004, as compared to $66,000 for the same three-month period in 2003. The $19,000 or 29.0% increase is the result of increased net taxable income.

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

         The Company also maintains external sources of funds, which can be drawn upon when required to meet liquidity needs. The primary source of external liquidity is a line of credit for $30,531,000 from the Federal Home Loan Bank of Atlanta, of which approximately $9,531,000 was available to fund liquidity needs at September 30, 2004. Based upon its liquidity analysis, including external sources of available liquidity, management believes the liquidity position is appropriate at September 30, 2004.

         The following is a schedule of significant commitments at September 30, 2004:


                                                                               (In thousands)
         Commitments to extend credit:
             Commitments to originate residential mortgages                       $     22
             Commitments to originate non-residential, commercial mortgages          4,041
             Unused home equity lines of credit                                     16,488
             Unused commercial lines of credit                                       1,082
             Other commitments to extend credit                                      4,808
                                                                                  --------

                                                                                  $ 26,441
                                                                                  ========

Capital Requirements

         The Bank is subject to federal regulations that impose certain minimum capital requirements. Quantitative measures, established by regulation to ensure capital adequacy, require the Bank to maintain amounts and ratios of tangible and core capital to adjusted total assets and of total risk-based capital to risk-weighted assets. On September 30, 2004, the Bank was in compliance with all of its regulatory capital requirements.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
        -----------------

         The Registrant and its subsidiaries, from time to time, may be a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which BUCS Federal Bank, the wholly-owned subsidiary of the Registrant, holds security interests, claims involving the making and servicing of real property loans, and other issues incident to its business. There were no lawsuits pending or known to be contemplated at September 30, 2004 that would have a material effect on operations or income.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
        -----------------------------------------------------------

         None.

Item 3. Defaults Upon Senior Securities.
        -------------------------------

         None.

Item 4. Submission of Matters to a Vote of Security-Holders.
        ---------------------------------------------------

         None.

Item 5. Other Information.
        -----------------

         None.

Item 6. Exhibits.
        --------

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

                                              BUCS FINANCIAL CORP



     Date: November 8, 2004        By:  /s/Herbert J. Moltzan
                                        ----------------------------------------
                                        Herbert J. Moltzan
                                          President and Chief Executive Officer
                                          (Duly Authorized Representative)

          Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/Herbert J. Moltzan                                    /s/Matthew J. Ford
-------------------------------------                    -----------------------
Herbert J. Moltzan                                       Matthew J. Ford
President and Chief Executive Officer                    Chief Financial Officer


Date: November  8, 2004                                  Date: November 8, 2004