Form 10KSB
period 2004-12-31
BUCS FINANCIAL CORP
filed 2005-03-31
CIK 1125813

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the fiscal year ended          December 31, 2004
                               -----------------------------------
                                      -OR-

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

Securities registered under Section 12(b) of the Exchange Act:     None
                                                                ----------
Securities registered under Section 12(g) of the Exchange Act:

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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year:  $8.7 million.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked price of the registrant's Common Stock on March 11, 2005, was $7.6 million.

         As of March 11, 2005, there were 400,984 outstanding shares of the registrant's Common Stock.

         Transitional Small Business Disclosure Format (check one): YES    NO
                                                                       ---   ---

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year ended December 31, 2004. (Part II)
2.   Portions  of  the  Proxy   Statement   for  the  2005  Annual   Meeting  of
     Stockholders. (Part III)

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

Item 1. Description of Business.
--------------------------------

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

         At December 31, 2004, the Company had total assets, deposits, and stockholders' equity of $122.8 million, $88.6 million, and $10.6 million, respectively. The Bank attracts deposits from the general public and uses these deposits primarily to originate loans and to purchase investment, mortgage-backed and other securities. The principal sources of funds for the Bank's lending and investing activities are deposits, FHLB advances, the repayment and maturity of loans and sale, maturity, and call of securities. The principal source of income is interest on loans and investment and mortgage-backed securities. The principal expense is interest paid on deposits and FHLB advances.

         On September 30, 2004, the Company entered into a definitive agreement, whereby it agreed to sell certain assets of its wholly-owned subsidiary, Armor Insurance Group, Inc., to Russell Insurance Group, Inc. In accordance with the agreement, the purchase price will be paid in two installments, with the first installment of $709,944, comprising 75% of the total estimated purchase price, paid at the closing of the sale of the assets on October 1, 2004 and the second installment, comprising the remaining 25% of the total estimated purchase price, expected to be paid on or before April 30, 2005. The final purchase price is expected to be calculated no later than April 1, 2005 and will be based on data as of December 31, 2004.

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


                                                    At December 31,
                                     -------------------------------------------
                                              2004                  2003
                                     --------------------     ------------------
                                       Amount     Percent     Amount    Percent
                                       ------     -------     ------    -------
                                              (Dollars in thousands)
Type of Loans:
Mortgage loans:
  Residential......................   $20,352      22.15%    $25,694     33.04%
  Land.............................         3       0.01           4      0.01
  Commercial real estate...........     9,117       9.92       4,130      5.31

Commercial loans...................     5,529       6.02       3,164      4.07

Consumer loans:
  Home equity loans................    32,677      35.56      23,805     30.61
  Secured loans....................    20,415      22.22      17,015     21.88
  Other............................     3,804       4.12       3,947      5.08
                                       ------     ------      ------    ------
Total loans........................    91,897     100.00%     77,759    100.00%
                                                  ======                ======
Less:
  Allowance for loan losses........      (682)                  (631)
                                       ------                 ------
Total loans, net...................   $91,215                $77,128
                                       ======                 ======

         Loan Maturity Schedule. The following table sets forth the maturity or repricing of Bank's loan portfolio at December 31, 2004. Demand loans, loans having no stated maturity and overdrafts are shown as due in one year or less. [#s don't foot - please fix]

                                                                                            Auto and
                                                 Commercial                         Home      Other
                         Residential     Land   Real Estate      Commercial        Equity   Consumer      Total
                         -----------     ----   -----------      ----------        ------   --------      -----
                                                               (In thousands)

Amounts Due:
Within 1 Year.........     $    --      $  --       $1,552          $3,005        $   324    $   999    $ 5,880
                           -------      -----       ------          ------        -------    -------    -------
After 1 year:
  1 to 3 years........          10         --          550             272          1,884      5,942      8,658
  3 to 5 years........         167          3          117             962          2,690     11,176     15,115
  5 to 10 years.......       3,761         --          547           1,290         25,549      2,723     33,870
  10 to 15 years......       8,513         --          108              --          2,185        634     11,440
  Over 15 years.......       7,901         --        6,243              --             45      2,745     16,934
                           -------      -----       ------          ------        -------    -------    -------
Total due after
   one year...........      20,352          3        7,565           2,524         32,353     23,220     86,017
                           -------      -----       ------          ------        -------    -------    -------
Total amount due......     $20,352      $   3       $9,117          $5,529        $32,677    $24,219    $91,897
                           =======      =====       ======          ======        =======    =======    =======

                                        3

         The following table sets forth the dollar amount of all loans at December 31, 2004 which have pre- determined interest rates and which have floating or adjustable interest rates.


                                                   Floating or
                                 Fixed Rates     Adjustable Rates    Total
                                 -----------     ----------------    -----
                                                  (In thousands)
Residential......................  $17,883           $ 2,469       $20,352
Land.............................        3                --             3
Commercial real estate...........    6,751             2,366         9,117
Commercial.......................    2,243             3,286         5,529
Home equity loans................    9,995            22,682        32,677
Auto and other consumer..........   24,219                --        24,219
                                   -------           -------       -------
  Total..........................  $61,094           $30,803       $91,897
                                   =======           =======       =======

         Consumer Loans. As of December 31, 2004, consumer loans amounted to $56.9 million or 61.9% of the Bank's total loan portfolio and consisted primarily of home equity loans and auto loans. To a lesser extent, the Bank originates personal loans (secured and unsecured), savings secured loans (deposit loans), and personal lines of credit. Consumer loans are originated in the Bank's market area and generally have maturities of up to 15 years for home equity loans and up to 5 years for other consumer loans. For savings secured loans, the Bank will generally lend up to 100% of the account balance.

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

         The commercial real estate loan portfolio grew by $5.0 million or 121% during 2004 and totaled $9.1 million at December 31, 2004. It is management's intention to continue emphasizing the origination of commercial real estate loans.

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

         The Bank's commercial loan portfolio has grown in recent years, from $1.7 million at December 31, 2002 to $3.1 million at December 31, 2003 and $5.5 million at December 31, 2004. The Bank's largest commercial lending relationship at December 31, 2004 was a $669,912 loan secured by commercial real estate located in Baltimore County, Maryland. It is management's intention to continue emphasizing the origination of commercial real estate loans.

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

         Loans to One Borrower. Under federal law, savings institutions have, subject to certain exemptions, lending limits to one borrower in an amount equal to the greater of $500,000 or 15% of the institution's unimpaired capital and surplus. As of December 31, 2004, the Bank's largest aggregation of loans to one borrower was $924,667, consisting of mortgages against four residential real estate properties. Other significant relationships in the amounts of $915,577 and $817,663 exist with two other customers whose loans are secured by residential real estate and commercial real estate, respectively.

         Loan Commitments. The Bank gives written commitments to prospective borrowers on all approved real estate loans. Generally, the commitment requires acceptance within 60 days of the date of the issuance. The total amount of the Bank's commitments to extend credit for mortgage loans as of December 31, 2004, was $19.1 million including commitments on lines of credit of $16.8 million.

Non-performing Loans and Problem Assets

         Loans are reviewed on a regular basis and are placed on a non-accrual status when they are more than 90 days delinquent. Loans may be placed on a non-accrual status at any time if, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. At December 31, 2004, the Bank had $97,609 of loans that were held on a non-accrual basis.

         Non-Performing Assets. The following table provides information regarding the Bank's non- performing loans and other non-performing assets at the dates indicated. As of each of the dates indicated, the Bank did not have any troubled debt restructurings within the meaning of Statement of Financial Accounting Standards No. 15.

                                                                        At December 31,
                                                                        ---------------
                                                                        2004      2003
                                                                       -----     -----
                                                                       (In thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans.....................................................    $   -     $   -
Consumer loans:
  Home equity loans................................................       46         -
  Other consumer...................................................       52        44
                                                                       -----     -----
Total..............................................................    $  98     $  44
                                                                       =====     =====
Accruing loans which are contractually past due 90 days or more:
Mortgage loans.....................................................    $   -     $   -
Consumer loans.....................................................        -         -
                                                                       -----     -----
Total..............................................................    $   -     $   -
                                                                       =====     =====
Total non-performing loans.........................................    $  98     $  44
                                                                       =====     =====
Other non-performing assets........................................    $   -     $   -
                                                                       =====     =====
Total non-performing assets........................................    $  98     $  44
                                                                       =====     =====
Total non-performing loans to net loans............................     0.11%     0.06%
                                                                       =====     =====
Total non-performing loans to total assets.........................     0.08%     0.04%
                                                                       =====     =====
Total non-performing assets to total assets........................     0.08%     0.04%
                                                                       =====     =====

         For the year ended December 31, 2004, the amount of interest that would have been recorded on loans accounted for on a non-accrual basis if those loans had been current according to the original loan agreements for the entire year was $4,263. This amount was not included in the Bank's interest income for the year.

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

         Management's evaluation of the classification of assets and the adequacy of the allowance for loan losses is reviewed by the Board on a regular basis and by the regulatory agencies as part of their examination process. The following table discloses the Bank's classification of its assets as of December 31, 2004. At December 31, 2004, all of the classified assets were loans.


                                                 At December 31,
                                                      2004
                                                 ---------------
                                                 (In thousands)

              Substandard....................          $  345
              Doubtful.......................             657
              Loss...........................              58
                                                       ------
                Total........................          $1,060
                                                       ======


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

         Provisions for losses are charged against earnings in the period they are established. The Bank made $293,705 in provisions for loan losses for the year ended December 31, 2004.

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

         The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:


                                                           At December 31,
                                                       -----------------------
                                                         2004           2003
                                                       --------       --------
                                                           (In thousands)
Allowance balance (at beginning of period) .......     $    631       $    580
                                                       --------       --------
Provision for loan losses ........................          294            255
                                                       --------       --------
Charge-offs:
  Commercial .....................................            -            (16)
  Consumer .......................................         (301)          (248)
Recoveries .......................................          (58)            60
                                                       --------       --------
Net charge-offs ..................................         (243)          (204)
                                                       --------       --------
Allowance balance (at end of period) .............     $    682       $    631
                                                       ========       ========

Total loans outstanding ..........................     $ 91,898       $ 77,759
                                                       ========       ========
Average loans outstanding ........................     $ 85,848       $ 70,105
                                                       ========       ========
Allowance for loan losses as
  a percent of total loans outstanding ...........         0.28%          0.81%
                                                       ========       ========
Net loans charged off as a percent of
   average loans outstanding .....................         0.28%          0.29%
                                                       ========       ========

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


                                                   At December 31,
                                     ------------------------------------------
                                               2004                     2003
                                     --------------------  --------------------
                                               Percent of           Percent of
                                                Loans to             Loans to
                                     Amount   Total Loans  Amount   Total Loans
                                     ------   -----------  ------   -----------
                                                (Dollars in thousands)
At end of period allocated to:
Mortgage loans:
Residential:
  Permanent.......................     $  -     22.14%      $ 94       32.94%
  Commercial real estate..........       70      9.88         40        4.38

Commercial loans..................      148      6.02         52        4.71

Consumer Loans:
  Home equity loans...............       73     35.61        106       30.61
  Auto loans......................      210     22.21        200       20.40
  Other...........................      181      4.14        139        6.96
                                       ----    ------       ----      ------
Total allowance...................     $682    100.00%      $631      100.00%
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

         Investment Securities. The Bank maintains a portfolio of investment securities, classified as either available for sale or held to maturity. At December 31, 2004, all of the Bank's investment securities consisted of U.S. government agency, government-sponsored entity obligations, mortgage-backed securities, and collateralized mortgage obligations with varying characteristics as to rate, maturity and call provisions. Callable securities, representing 100% of the Bank's U.S. government agency securities, totaled approximately $1.0 million at December 31, 2004 and could reduce the Bank's investment yield if called prior to maturity. At December 31, 2004, the Bank did not have any investments in the obligations of state or local governments.

         The mortgage-backed securities in the Bank's portfolio are classified as either available for sale or held to maturity. The securities are participation certificates that are secured by interest in pools of mortgages. At December 31, 2004, the Bank held mortgage-backed securities that were issued and guaranteed by the Government National Mortgage Association ("GNMA"), FannieMae and FreddieMac.

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

         Other securities used by the Bank, but not necessarily included in the investment portfolio, consist of equity securities, interest-bearing deposits and federal funds sold. Equity securities owned at December 31, 2004 consisted of a $1,114,900 investment in FHLB of Atlanta common stock (this amount is not shown in the securities portfolio). As a member of the FHLB of Atlanta, ownership of FHLB of Atlanta common shares is required. The remaining securities provide diversification and complement the Bank's overall investment strategy.

         The following table sets forth the carrying value of the Bank's investment securities portfolio at the dates indicated.


                                                                               At December 31,
                                                                             ------------------------
                                                                                2004            2003
                                                                              -------         -------
                                                                           (Dollars in thousands)
Securities Held to Maturity:
 Mortgage-backed securities.............................................      $ 9,083         $10,880
 Collateralized mortgage obligations....................................          203             324
                                                                              -------         -------
 Total securities held to maturity......................................        9,286          11,204
                                                                              -------         -------

Securities available for sale (at fair value):
 U.S. government agency and government-sponsored entity securities .....          990           3,911
 Mortgage-backed securities.............................................        4,939          13,078
                                                                              -------         -------
 Total securities available for sale....................................        5,929          16,989
                                                                              -------         -------
 Total..................................................................      $15,215         $28,193
                                                                              =======         =======

         The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Bank's investment and mortgage-backed securities portfolio at December 31, 2004.

                                                                   At December 31, 2004
                      --------------------------------------------------------------------------------------------------------------
                      One Year or Less    One to Five Years   Five to Ten Years   More than Ten Years  Total Investment Securities
                      ----------------    -----------------   -----------------   -------------------  -----------------------------
                     Amortized   Average  Amortized  Average  Amortized  Average  Amortized  Average  Amortized  Average  Estimated
                       Cost       Yield      Cost     Yield      Cost     Yield      Cost     Yield      Cost     Yield   Fair Value
                       ----       -----      ----     -----      ----     -----      ----     -----      ----     -----   ----------
                                                                   (Dollars in thousands)

U.S. government
  agency and
  government-
  sponsored
  entity
  securities........   $    -       -%       $990     3.00%     $    -       -%    $     -        -%    $   990    3.00%    $   990

Collateralized
  mortgage
  obligations.......        -       -         203     3.51           -       -           -        -         203    3.51         204

Mortgage-backed
  securities(1).....        -       -         196     5.00         579    5.00      13,246     4.27      14,021    4.31      13,909
                       ------     ---      ------     ----      ------    ----     -------     ----     -------    ----     -------

  Total.............   $    -       -%     $1,389     3.36%     $  579    5.00%    $13,246     4.27%    $15,214    4.21%    $15,103
                       ======     ===      ======     ====      ======    ====     =======     ====     =======    ====     =======

______________________________
(1) The totals include $3,992,473 of adjustable rate securities that reprice annually.

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

         Deposits. The following table sets forth for the years ended December 31, 2004 and 2003 the average amount of and average rate paid on deposits.

                                            Average                             Average
                                        Balance for the                     Balance for the
                                           year ended       Weighted           year ended      Weighted
                                          December 31,       Average          December 31,      Average
Category                                      2004        Interest Rate           2003       Interest Rate
--------                                      ----        -------------           ----       -------------
                                                              (Dollars in thousands)
Checking accounts......................      $11,073             -%              $ 10,563             -%
Money Market and floating rate
   IRA accounts........................       20,653          1.24                 15,422          1.47
Savings accounts.......................       28,536          0.53                 27,283          0.84
Certificates of deposit................       28,425          3.58                 29,971          4.05
                                             -------                              -------
             Total.....................      $88,687                              $83,239
                                             =======                              =======

         The following table shows the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2004.


                                                              Certificates
      Maturity Period                                          of Deposit
      ---------------                                         -------------
                                                              (In thousands)
      Within three months................................        $  439
      Three through six months...........................           555
      Six through twelve months..........................         1,016
      Over twelve months.................................         3,985
                                                                 ------
                                                                 $5,995
                                                                 ======

         Borrowings. The Bank, as the need arises or in order to take advantage of funding opportunities, borrows funds in the form of advances from the FHLB to supplement its supply of funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by the Bank's stock in the FHLB and a portion of the Bank's residential mortgage loans and may be secured by other assets, mainly securities which are obligations of or guaranteed by the U.S. Government. Short-term advances at December 31, 2004 totaled $8.8 million. See
Note 8 to Notes to Consolidated Financial Statements.

         The following table sets forth certain information regarding Bank's borrowed funds.


                                                         Year Ended December 31,
                                                         -----------------------
                                                            2004       2003
                                                            ----       ----
                                                            (In thousands)
FHLB Advances:
Average balance outstanding...........................    $21,879     $18,859
Maximum amount outstanding
  at any month-end during the period..................     21,500      22,300
Balance outstanding at end of period..................     19,500      20,300
Weighted average interest rate during the period......       3.03%       3.85%
Weighted average interest rate at end of period.......       2.92%       2.77%

Contractual Obligations

         Payments due by period for the Company's contractual obligations (other than deposit accounts with no stated maturity) at December 31, 2004 are presented below:


                                                    After 1      After 3
                                         Within    but Within   but Within    After
                                          1 Year    3 Years      5 Years     5 Years     Total
                                          ------    -------      -------     -------     -----
                                                                 (In thousands)
Time deposits.........................   $13,197     $ 8,536      $ 3,371     $    2     $25,106
Junior subordinated debentures........         -           -        3,000          -       3,000
Federal Home Loan Bank advances.......     8,800       4,200        5,000      1,500      19,500
Operating lease obligations...........        82         164          164          -         410
Purchase obligations..................         -           -            -          -           -
                                         -------     -------      -------     ------     -------
    Total contractual obligations.....   $22,079     $12,900      $11,535     $1,502     $48,016
                                         =======     =======      =======     ======     =======


Subsidiary Activity

         The Bank is permitted to invest its assets in the capital stock of, or originate secured or unsecured loans to, subsidiary corporations. In addition to the Bank, the Company has two other subsidiaries, Armor Insurance Group, Inc. and BUCS Financial Capital Trust I.

         Armor Insurance Group is a property and casualty insurance broker. The operations of Armor Insurance Group were discontinued in October 2004 and its assets liquidated or are in process of being liquidated. The Company expects to have fully liquidated all assets of Armor Insurance Group in 2005. BUCS Financial Capital Trust was formed in 2003 to facilitate the issuance of trust preferred securities.

Personnel

         As of December 31, 2004, the Bank had 42 full-time employees and two part-time employees. The Bank believes its relationship with its employees to be satisfactory.

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

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) "Tier 1" or "core" capital equal to at least 4% (3% if the institution has received the highest rating, "composite 1 CAMELS," on its most recent examination) of total adjusted assets, and (3) risk-based capital equal to 8% of total risk-weighted assets. The Bank was in compliance with these regulatory capital standards at December 31, 2004.

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

         Qualified Thrift Lender Test. Federal savings institutions must meet a qualified thrift lender ("QTL") test or they become subject to the business activity restrictions and branching rules applicable to national banks. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owners' Loan Act by maintaining at least 65% of its "portfolio assets" in certain "Qualified Thrift Investments" (defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans, and 50% of certain community development loans). For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets equal to 10% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. The Bank met the QTL test as of December 31, 2004 and in each of the last 12 months and, therefore, qualifies as a QTL.

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

Item 2.  Description of Property.
---------------------------------

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


                                  Year Facility     Lease      Net Book Value at
Office Location                       Opened        or Own     December 31, 2004
---------------                       ------        ------     -----------------

Main Office - Owings Mills             1991         Leased              $116,337
Branch Office - Columbia               1999         Leased(1)           $278,065
Branch Office - Owings Mills           2003         Leased              $322,071
Branch Office - Columbia               2003         Owned             $2,516,945
Operations Center - Owings Mills       2003         Leased               $14,374
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

(c)      Description of Real Estate and Operating Data.

         Not Applicable.

Item 3. Legal Proceedings.
--------------------------

         There are various claims and lawsuits in which the Company or the Bank are periodically involved, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Bank's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits as of December 31, 2004.

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year.

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business
--------------------------------------------------------------------------------
        Issuer Purchases of Equity Securities.
        --------------------------------------

         The information contained under the section captioned "Stock Price Information" of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 2004 (the "Annual Report") is incorporated herein by reference.

Item 6. Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------

         The information contained under the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Annual Report is incorporated herein by reference.

Item 7. Financial Statements.
-----------------------------

         The  Registrant's   financial  statements  listed  under  Item  13  are
incorporated herein by reference.

Item 8.  Changes  in  and  Disagreements  with  Accountants  On  Accounting  and
--------------------------------------------------------------------------------
         Financial Disclosure.
         ---------------------

         None.

Item 8A. Controls and Procedures.
---------------------------------

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

Item 8B. Other Information.
---------------------------

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance
--------------------------------------------------------------------------------
        with Section 16(a) of the Exchange Act.
        ---------------------------------------

         The information contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and "Proposal I - Election of
Directors" in the Company's Proxy Statement for the Annual Meeting of Stockholders for the Fiscal Year ended December 31, 2004 (the "Proxy Statement") is incorporated herein by reference.

         The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Company's Code of Ethics will be provided without charge upon request to the Corporate Secretary, BUCS Financial Corp., 10802 Red Run Boulevard, Owings Mills, Maryland 21117.

Item 10. Executive Compensation.
--------------------------------

         The information contained under the section captioned "Director and Executive Officer Compensation" in the Proxy Statement is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

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

         (d)      Securities Authorized for Issuance Under Equity Compensation
                  Plans

                  Set forth below is information as of December 31, 2004 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

                                         EQUITY COMPENSATION PLAN INFORMATION
                                                (a)                       (b)                        (c)
                                                                                             Number of securities
                                        Number of securities        Weighted-average        remaining available for
                                         to be issued upon         exercise price of         future issuance under
                                            exercise of               outstanding             equity compensation
                                        outstanding options,       options, warrants      plans (excluding securities
                                        warrants and rights            and rights          reflected in column (a))
                                        -------------------            ----------          ------------------------
Equity compensation plans
  approved by shareholders:
BUCS Financial Corp 2002
    Stock Option Plan...............               43,450                  $20.19                  1,108
BUCS Federal Bank 2002
    Restricted Stock Plan...........                  n/a                     n/a                 17,823
Equity compensation plans
  not approved by
  shareholders:
Not applicable......................                    -                       -                      -
                                                   ------                  ------                 ------
     TOTAL..........................               43,450                  $20.19                 18,931
                                                   ======                  ======                 ======


Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

         The  information  required  by this  item  is  incorporated  herein  by
reference  to  the  section   captioned   "Certain   Relationships  and  Related
Transactions" in the Proxy Statement.

Item 13. Exhibits and Lists
---------------------------

         (a) Listed below are all financial statements and exhibits filed as part of this report.

         1. The consolidated balance sheets of BUCS Financial Corp as of December 31, 2004 and 2003 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended, together with the related notes and the independent auditors' report.

         2.       Schedules omitted as they are not applicable.

         3.       The  following   exhibits  are  included  in  this  Report  or
                  incorporated herein by reference:

                  (a) List of Exhibits:

                    3(i) Articles of Incorporation of BUCS Financial Corp * 3(ii) Bylaws of BUCS Financial Corp *
                    10.1 Employment Agreement with Herbert J. Moltzan *
                    10.2 BUCS Financial Corp 2002 Stock Option Plan**
                    10.3 BUCS Federal Bank 2002 Restricted Stock Plan**
                    10.4 Executive  Supplemental  Retirement  Plan Agreement and
                         Endorsement  Method  Split  Dollar Plan  Agreement  for
                         Herbert J. Moltzan***
                    10.5 Change in Control Severance Agreement with
                         Matthew J. Ford
                    10.6 Change in Control Severance Agreement with
                         Debra J. Vinson
                    13   Annual Report to Stockholders for the fiscal year ended
                         December 31, 2004
                    21   Subsidiaries   of  the   Registrant   (See   "Item   1.
                         Description of Business")
                    23   Consent of Stegman & Company
                    31   Certification   pursuant   to   Section   302   of  the
                         Sarbanes-Oxley Act of 2002
                    32   Certification   pursuant   to   Section   906   of  the
                         Sarbanes-Oxley Act of 2002

          _______________
          * Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 333-47524) filed with the SEC on October 6, 2000.
          ** Incorporated by reference to the Company's proxy statement dated March 27, 2002 (File No. 000-32437).
          *** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 (File No. 000-32437).

Item 14. Principal Accounting Fees and Services.
------------------------------------------------

         The information relating to this item is incorporated herein by reference to the information contained under the section captioned "Principal Accounting Fees and Services" in the Registrant's Proxy Statement.

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 31, 2005.

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

         Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 31, 2005.

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

/s/Gregory A. Devou
---------------------------------------------
Gregory A. Devou
Director