Form 10QSB
period 2005-03-31
BUCS FINANCIAL CORP
filed 2005-05-13
CIK 1125813

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended:   March 31, 2005
                                       --------------

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ________ to ________

                           SEC File Number: 000-32437
                                            ---------


                               BUCS FINANCIAL CORP
                               -------------------
             (Exact name of registrant as specified in its charter)

              Maryland                                            52-2265986
-----------------------------------                            ---------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

10455 Mill Run Circle, Owings Mills, Maryland                      21117
---------------------------------------------                  -----------
  (Address of principal executive offices)                      (Zip Code)

                                 (410) 998-5304
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


         Check whether the registrant: (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X     No
                                       ---       ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of common stock as of May 10, 2005:

$0.10 Par Value Common Stock                                        801,968
----------------------------                                       ----------
               Class                                          Shares Outstanding

            Transitional Small Business Disclosure Format (check one)
                                Yes        No  X
                                    ---       ---

                      BUCS FINANCIAL CORP AND SUBSIDIARIES

                                TABLE OF CONTENTS


PART I.           FINANCIAL INFORMATION                                              Page
-------           ----------------------                                             ----
Item 1.     Financial Statements

                  Consolidated Balance Sheets as of March 31, 2005 (unaudited)
                  and December 31, 2004 (audited).......................................1

                  Consolidated Statements of Operations for the three month periods ended March 31, 2005 and 2004 (unaudited).............................2

                  Consolidated Statements of Cash Flows for the three
                  month periods ended March 31, 2005 and 2004 (unaudited)...............3

                  Notes to Consolidated Financial Statements............................4

Item 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...................................7

Item 3.     Controls and Procedures....................................................13

PART II.          OTHER INFORMATION
--------          -----------------

Item 1.     Legal Proceedings..........................................................14

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds................14

Item 3.     Defaults Upon Senior Securities............................................14

Item 4.     Submission of Matters to a Vote of Security-Holders........................14

Item 5.     Other Information..........................................................14

Item 6.     Exhibits ..................................................................14

Signatures

                      BUCS FINANCIAL CORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2005 AND DECEMBER 31, 2004

                                                                                        (Unaudited)
                                                                                          March 31        December 31
                                                                                            2005             2004
                                                                                       -------------    -------------
                                     ASSETS
                                     ------
Cash and cash equivalents                                                              $   6,059,323    $   7,296,507
Securities available for sale                                                              5,501,223        5,928,920
Securities held to maturity                                                                8,918,281        9,285,882

Loans receivable                                                                          95,977,184       91,897,564
Allowance for loan losses                                                                   (680,950)        (682,339)
                                                                                       -------------    -------------
Loans receivable, net                                                                     95,296,234       91,215,225

Accrued interest receivable                                                                  377,679          377,285
Property and equipment, net                                                                4,016,055        4,116,949
Investment required by law - Federal Home Loan Bank Stock                                  1,079,500        1,114,900
Assets held for sale                                                                          29,505          362,915
Bank Owned Life Insurance                                                                  2,153,574        2,132,529
Prepaid expenses and other assets                                                          1,564,234          935,039
                                                                                       -------------    -------------

                Total Assets                                                           $ 124,995,608    $ 122,766,151
                                                                                       =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Liabilities:
        Deposits                                                                       $  93,922,109    $  88,620,555
        Accounts payable and other liabilities                                               688,520        1,017,815
        Borrowed funds - Federal Home Loan Bank                                           16,700,000       19,500,000
        Guaranteed preferred beneficial interest in Company's
         subordinated debt                                                                 3,000,000        3,000,000
                                                                                       -------------    -------------
              Total Liabilities                                                          114,310,629      112,138,370
                                                                                       -------------    -------------
Stockholders' Equity:
        Preferred stock, par value $0.10 per share, 2,000,000 shares                               -                -
             authorized, 0 shares issued and outstanding
        Common stock, par value $0.10 per share, 5,000,000 shares
             authorized, 801,968 and 400,984 shares issued and outstanding
             at March 31, 2005 and December 31, 2004, respectively                            80,197           40,099
        Additional paid-in capital                                                         4,170,343        4,170,343
        Retained earnings                                                                  6,646,900        6,609,556
        Unallocated common stock held by Employee Stock Ownership
            Plan ("ESOP")                                                                   (200,942)        (200,942)
        Accumulated other comprehensive (loss)/income                                        (11,519)           8,725
                                                                                       -------------    -------------
              Total Stockholders' Equity                                                  10,684,979       10,627,781
                                                                                       -------------    -------------
                Total Liabilities and Stockholders' Equity                             $ 124,995,608    $ 122,766,151
                                                                                       =============    =============

              The accompanying notes are an intregal part of these
                        consolidated financial statements

                      BUCS FINANCIAL CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)

                                                              Three month periods ended
                                                                       March 31
                                                              --------------------------
                                                                  2005           2004
                                                              -----------    -----------
Interest Income
     Loans receivable                                         $ 1,349,543    $ 1,110,051
     Investment securities                                        174,423        277,348
                                                              -----------    -----------
          Total interest income                                 1,523,966      1,387,399
                                                              -----------    -----------

Interest expense
     Deposits                                                     336,047        361,756
     Borrowed funds                                               217,423        197,409
                                                              -----------    -----------
          Total interest expense                                  553,470        559,165
                                                              -----------    -----------

          Net interest income                                     970,496        828,234

Provision for loan losses                                          57,831         40,368
                                                              -----------    -----------
Net interest income after provision for loan losses               912,665        787,866
                                                              -----------    -----------

Noninterest income
     Fees and service charges                                     544,517        583,919
     Gain/(Loss) on sale of investment securities                    --             (179)
     Fee to process and maintain cash facility                     30,000         30,000
     Other                                                         31,573         36,778
                                                              -----------    -----------
          Total noninterest income                                606,090        650,518
                                                              -----------    -----------

Noninterest expense
     Compensation and benefits                                    722,293        635,998
     Professional fees                                             62,408         63,167
     Occupancy expense                                            277,556        264,617
     Office operations                                            201,362        214,527
     Advertising and marketing expense                             60,860         68,006
     Other operating expense                                      101,998         80,795
                                                              -----------    -----------
          Total noninterest expense                             1,426,477      1,327,110
                                                              -----------    -----------

Income before income taxes                                         92,278        111,274
Income tax expense                                                 29,820         38,500
                                                              -----------    -----------

Income from continuing operations                                  62,458         72,774

Discontinued operations
     Gain from operations of discontinued component                24,714         30,948
     Income tax expense                                            (9,729)       (11,982)
                                                              -----------    -----------
     Net gain on discontinued operation                            14,985         18,966
                                                              -----------    -----------

Net income                                                         77,443         91,740

Net change in unrealized gains/(losses) on securities
     available for sale, net of deferred income tax benefit       (20,244)        34,316
                                                              -----------    -----------
Total comprehensive income                                    $    57,199    $   126,056
                                                              ===========    ===========

Earnings per share - basic
     From continuing operations                               $      0.08    $      0.10
     From discontinued operations                                    0.02           0.03
                                                              -----------    -----------
     Net Income                                               $      0.10    $      0.13
                                                              ===========    ===========
     Shares used in computing basic earnings per share            750,630        743,500
                                                              ===========    ===========

Earnings per share - diluted
     From continuing operations                               $      0.08    $      0.10
     From discontinued operations                                    0.02           0.02
                                                              -----------    -----------
     Net Income                                               $      0.10    $      0.12
                                                              ===========    ===========
     Shares used in computing diluted earnings per share          766,412        759,310
                                                              ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      BUCS FINANCIAL CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)


                                                                                  2005           2004
                                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                 $    77,443    $    91,740
    Reconciliation of net income to net cash provided by
          operating activities:
       Loss on sale of investment securities                                            -            179
       Provision for loan losses                                                   57,831         40,368
       Increase in cash surrender value of life insurance                         (21,045)       (23,585)
       Depreciation and amortization                                              115,981        145,616
       Loans originated for sale                                               (1,052,172)             -
       Proceeds from sale of loans originated for sale                          1,052,172              -
       Effects of changes in operating assets and liabilities:
       Accrued interest receivable                                                   (394)        34,577
       Prepaid expenses and other assets                                         (629,195)      (183,173)
       Accounts payable and other liabilities                                    (316,558)      (169,807)
                                                                              -----------    -----------
                       Net cash used in operating activities                     (715,937)       (64,085)
                                                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net increase in loans                                                      (4,138,840)    (2,720,311)
    Proceeds from maturities, redemption and sales
       of securities available-for-sale                                           391,827      3,668,000
    Proceeds from repayments on securities held-to-maturity                       360,291        351,207
    Redemption of FHLB stock                                                       35,400        365,000
    Proceeds from sale of assets from discontinued component                      333,410              -
    Purchase of property and equipment                                             (4,889)       (90,357)
                                                                              -----------    -----------
                        Net cash (used in)/provided by investing activities    (3,022,801)     1,573,539
                                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net decrease in borrowed funds from the FHLB                               (2,800,000)    (4,800,000)
    Net increase in deposits                                                    5,301,554      8,290,154
                        Net cash provided by financing activities               2,501,554      3,490,154
                                                                              -----------    -----------


NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS                           (1,237,184)     4,999,608
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  7,296,507      3,486,463
                                                                              -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $ 6,059,323    $ 8,486,071
                                                                              ===========    ===========


Supplemental disclosure of cash flow information:
     Cash paid for income taxes                                               $   242,641    $    62,500
                                                                              ===========    ===========

     Cash paid for interest                                                   $   533,652    $   558,197
                                                                              ===========    ===========

     Transfer from loans receivable to other real estate owned                $   733,712    $         -
                                                                              ===========    ===========


              The accompanying notes are an intregal part of these
                        consolidated financial statements

                      BUCS FINANCIAL CORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
               For the three months ended March 31, 2005 and 2004
                                   (Unaudited)

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

The accompanying consolidated financial statements for the three month periods ended March 31, 2005 and 2004 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading.

These consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2004, included in the Company's Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission. The balance sheet as of December 31, 2004 has been derived from the audited financial statements at that date. Certain reclassification have been made to amounts previously reported to conform to the classifications made in prior periods.

The unaudited consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the financial position of the Company as of March 31, 2005, the results of its operations and cash flows for the three month period ended March 31, 2005. The results of the interim periods are not necessarily indicative of the results expected for the full fiscal year or any other period.

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

Discontinued Operations Held for Sale

The Company entered into a definitive agreement to sell the intangible assets and goodwill of its wholly-owned subsidiary, Armor Insurance Group, Inc., on September 30, 2004. The net asset value of the discontinued operation is reported as an asset held for sale as of March 31, 2005.

The Company realized cash proceeds for this sale of $709,944 on October 1, 2004. These proceeds resulted in a before tax gain on sale of $274,095 and tax-adjusted gain on sale of approximately $168,240. The Company retains the right to additional cash proceeds in the second quarter of 2005 contingent upon performance of the assets sold as determined through year-end 2004 but such additional proceeds are not certain at March 31, 2005.

All fixed assets of Armor Insurance Group, Inc. were sold during the first quarter of 2005. The assets were comprised primarily of office condominium units in Ellicott City, Maryland. The Company realized a pretax net gain on sale from the sale of those assets of $31,227.

NOTE 3 - Earnings Per Share
         ------------------

Earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding, less unearned ESOP shares, during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, including any potentially dilutive common shares outstanding, such as options and warrants. At March 31, 2005, the Company had 43,450 options outstanding. None of the outstanding options had any antidilutive effects on earnings per share at either March 31, 2005 or March 31, 2004. Earnings per share amounts have been given retroactive effect to the two-for-one stock split declared on March 30, 2005 and paid on April 30, 2005.

NOTE 4 - Fair Value Accounting for Stock Plans
         -------------------------------------

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

                The option strike price was equal to the market price of the common stock at the date of the grant for all options granted; accordingly, no compensation expense related to options was recognized. If the Company had applied a fair value based method to recognize compensation cost for the options granted, net income and earnings per share would have been changed to the following pro forma amounts for the period ended March 31, 2005 and 2004:

                                                           Three months ended
                                                          March 31    March 31
                                                            2005        2004
                                                            ----        ----

Net income - as reported                                 $  77,443   $  91,740

Deduct:  Total stock-based compensation determined
  under fair value based method for all awards,
  net of related income tax effects                              -      (3,609)
                                                         ---------   ---------

Pro forma net income (loss)                              $  77,443   $  88,131
                                                         =========   =========
Earnings (loss) per share:
  Basic - as reported                                    $     .10   $     .13
                                                         =========   =========
  Basic - pro forma                                      $     .10   $     .12
                                                         =========   =========

  Diluted - as reported                                  $     .10   $     .12
                                                         =========   =========
  Diluted - pro forma                                    $     .10   $     .12
                                                         =========   =========


For purposes of pro forma disclosures, the estimated minimum value of the options is amortized to expense over the option's vesting period. Note that the effects of applying Statement of Financial Accounting Standards No. 123 for pro forma disclosures in the current year are not necessarily representative of the effects on pro forma net income for future years. The following weighted average assumptions were used in the Black-Scholes option pricing model:


         Dividend yield                                               0.00%
         Expected volatility                                         29.17%
         Risk-free interest rate                                      4.58%
         Expected lives (in years)                                   10

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2005

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

Changes in Financial Condition

         The Company's total assets of $125.0 million at March 31, 2005 reflect an increase of $2.2 million as compared to $122.8 million at December 31, 2004. The increase in assets was comprised mainly of increases in loans receivable, net and prepaid and other assets of $4.1 million and $629,000, respectively, partially offset by declines in cash and cash equivalents, securities available for sale, securities held to maturity, property and equipment and assets held for sale of $1.2 million, $428,000, $368,000, $101,000 and $333,000, respectively.

         The increase in the Company's liabilities was due primarily to an increase in deposits of $5.3 million, reflecting the cyclical nature of the Bank's deposit levels resulting from its status as a former credit union, partially offset by pay downs of accounts payable and borrowed funds of $329,000 and $2.8 million, respectively. Changes in the components of major assets, liabilities and equity are discussed herein.

         Cash and Cash Equivalents. Cash and cash equivalents, which include interest-bearing deposits in other banks with original maturities of less than three months, overnight investment funds with no stated maturity and Federal funds sold, totaled approximately $6.1 million at March 31, 2005, a decrease of $1.2 million or 17.0% as compared to $7.3 million at December 31, 2004. The decrease is due primarily to the decision by the Bank to use excess cash to pay down short-term Federal Home Loan Bank borrowings.

         Investment Securities Available for Sale. Investment securities available for sale decreased by $428,000 or 7.2% to $5.5 million at March 31, 2005 as compared to $5.9 million at December 31, 2004. This is the result of principal payments on mortgage-backed securities.

         Securities Held to Maturity. Securities held to maturity decreased by $368,000 or 4.0% to $8.9 million at March 31, 2005 as compared to $9.3 million at December 31, 2004. The decrease is the result of principal payments on mortgage-backed securities.

         Loans Receivable, Net. Net loans receivable at March 31, 2005 totaled $95.3 million, an increase of $4.1 million or approximately 4.5%, as compared to $91.2 million at December 31, 2004. Originations of $16.4 million, which includes $7.7 million of consumer loans including home equity loans, and $8.7 million of commercial loans in the Bank's prime lending area were offset by principal repayments and loan participations sold totaling $12.3 million.

         Assets Held for Sale. Assets held for sale totaled $30,000 at March 31, 2005 as compared to $363,000 as of December 31, 2004. The decrease is the result of the sale of property and equipment previously owned by Armor Insurance Group, Inc., a wholly owned subsidiary of the Company, whose operations were discontinued, and intangible assets sold, in October 2004.

         Bank Owned Life Insurance. During July 2003, the Bank entered into an investment in Bank Owned Life Insurance (BOLI) in the amount of $2,000,000. The investment was made in the form of insurance policies on the life of the Bank's president in the amount of $1 million and on the lives of four senior executive officers of the Bank in the amount of $250,000 each. The income derived from this investment will be used to fund benefits for employees and directors of the Bank, including Endorsement Method Split Dollar Life Insurance Plans that provide death benefits to the Bank and all insured employees, a contribution of up to $50,000 per year to a Supplemental Employee Retirement Plan (SERP) for the president, and other benefits as determined from time to time by the board of directors.

         Deposits. Total deposits, after interest credited, increased by $5.3 million or 6.0% to $93.9 million at March 31, 2005, as compared to $88.6 million at December 31, 2004. The increase was primarily due to increased new deposit activity at the two newest bank branch locations and to normal cyclical trends that include deposits from income tax returns and employee bonuses during the first quarter of the calendar year. These factors resulted in increases in regular savings, non-interest bearing checking, and money market account balances of $2.1 million, $811,000, and $2.9 million, respectively, partially offset by a $517,000 decrease in the balance of certificates of deposit.

         FHLB Advances. FHLB advances totaled $16.7 million at March 31, 2005, a decrease of $2.8 million or 14.4% compared to $19.5 million at December 31, 2004. The decrease was the result of the Bank using excess cash from deposits to pay down short-term borrowings.

         Stockholders' Equity. Stockholders' equity totaled $10.68 million at March 31, 2005, an increase of $57,000 from $10.63 million at December 31 2004. The increase was due to net income from operations during the period of $77,000 partially offset by a decrease in accumulated other comprehensive income of $20,000 resulting from a decrease in the fair value of investment securities available for sale.

Results of Operations for the Three Months Ended March 31, 2005 and 2004

         Net Income. The Company recorded net income of $77,000 for the three-month period ended March 31, 2005, as compared to $92,000 for the same period in 2004, representing a $14,000 or 15.6% decrease. Net interest income increased $142,000, noninterest income decreased by $44,000, and the net gain from discontinued operations (Armor Insurance Group, Inc.) decreased by $4,000, while noninterest expense increased by $99,000, the provision for loan losses increased by approximately $18,000, and the provision for income taxes on continuing operations decreased by $9,000. Changes in the components of income and expense are discussed herein.

         Net Interest Income. Net interest income increased $142,000 or 17.2% for the three-month period ended March 31, 2005, as compared to the same period in 2004. The average balance of interest-earning assets increased $5.2 million or 4.8%, and the average yield thereon increased by 25 basis points. The average balance of interest-bearing liabilities increased $1.7 million or 1.6%, and the average rate paid thereon decreased 5 basis points. The increase in interest-bearing liabilities is attributed to the increase in deposit volume at all of the Bank's office locations, partially offset by a pay down of short-term borrowings. The average yield on interest-earning assets increased while the average cost of interest-bearing liabilities declined primarily due to the Bank's interest-earning assets repricing more rapidly than interest-bearing liabilities as the Federal Reserve began raising interest rates in mid-2004. The net interest rate spread, which is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, improved to 3.35% for the three-month period ended March 31, 2005 from 3.05% for the same period in 2005. The increase in the net interest rate spread is primarily due to the fact that interest-earning assets repriced more rapidly then interest-bearing liabilities.

         Interest Income. Interest income increased $137,000 or 9.9% to $1.52 million for the three-month period ended March 31, 2005, as compared to $1.39 million for the same period in 2004.

         Interest on loans receivable increased $240,000 or 21.6% for the three-month period ended March 31, 2005, as compared to the same period in 2004. The increase is mainly the result of a $17.2 million increase in the average balance of loans receivable, partially offset by a 2 basis point decline in the average yield on loans.

         Interest income on investment securities decreased by $103,000 or 37.2% for the three-month period ended March 31, 2005, as compared to the same period in 2004. The decrease is the result of a $12.0 million or 39.3% decline in the average balance of investment securities, partially offset by a 13 basis point increase in the average yield thereon.

         The average yield on interest-earning assets was 5.33% and 5.09% for the three-month period ended March 31, 2005 and 2004, respectively.

         Interest Expense. Interest expense totaled $553,000 for the three-month period ended March 31, 2005, as compared to $559,000 for the same period in 2004, a decrease of $6,000, or 1.1%. The average balance of interest-bearing liabilities increased $1.7 million or 1.6%, however, the average rate paid thereon decreased by 5 basis points.

         Interest expense on deposits decreased $26,000 or 7.2% for the three-month period ended March 31, 2005, as compared to the same period in 2004. The decrease was due to a decline in the average cost of deposits of 20 basis points, partially offset by an increase in the average balance of deposits of $4.8 million or 5.5%.

         Interest on borrowed funds increased by $20,000 or 10.2% for the three-month period ended March 31, 2005, as compared to the same period in 2004. The increase was due to an increase in the average cost of borrowed funds of 99 basis points, partially offset by a decrease in the average balance of advances outstanding of $3.1 million or 13.9%. The Company uses FHLB advances as a funding source and has in the past used borrowings to supplement deposits, which are the Company's primary source of funds.

         The average cost of interest-bearing liabilities was 1.98% and 2.03% for the three-month periods ended March 31, 2005 and 2004, respectively.

         Provision for Loan Losses. During the three-month period ended March 31, 2005 and 2004, the Company established provisions for loan losses of $58,000 and $40,000, respectively. This reflected management's evaluation of the underlying credit risk of the loan portfolio and the level of allowance for loan losses. The increase in the loan loss provision of $18,000 or 43.3% is the result of continued growth of the loan portfolio, especially commercial loans, and from an increase in losses from a checking overdraft program begun in December 2001. This program, by which the Bank honors insufficient funds checks up to a preset limit for qualified customers accounted for a moderate increase in losses resulting from unpaid overdrawn accounts but this was more than offset by the resulting increase in noninterest income from the fees associated with the program.

         At March 31, 2005, the allowance for loan losses totaled $681,000 or ..71% and 103.7% of total loans and total non-performing loans, respectively, as compared to $613,000 or .76% and 578.3%, respectively, at March 31, 2004. The Bank's non-performing loans (non-accrual loans and accruing loans 90 or more days overdue) totaled $657,000 and $106,000 at March 31, 2005 and 2004, respectively, which represents .68% and .13% of the Bank's total loans, respectively. The Bank's ratio of non-performing loans to total assets was .53%
and  .09%  at  March  31,  2005  and  2004,   respectively.   The   increase  in
non-performing loans is primarily the result of one commercial customer relationship with loans totaling approximately $635,000. The Bank is in the process of liquidating the collateral and preparing a claim against a Small Business Administration guaranty relating to these loans. The anticipated loss from these loans has been provided for in the Bank's allowance for loan loss reserve.

         Noninterest Income. Total noninterest income, primarily fees and service charges, decreased $44,000 or 6.8% for the three-month period ended March 31, 2005, as compared to the same period in 2004. The Bank places an emphasis on charging appropriate fees for services, such as ATM fees, insufficient funds fees, and interchange income generated by customers' use of check cards. During the three-month period ended March 31, 2005, fees from insufficient funds checks and automated clearing house (ACH) transactions were lower than anticipated with a decrease of approximately $70,000 compared to the same period in 2004. This activity is partially the result of increased use of debit cards by the Bank's checking account customers. The Bank continues to monitor such activity and continually reviews all of the fees and service charges it may assess to Bank customers.

         Noninterest Expense. Total noninterest expense increased by $99,000 or 7.5% for the three-month period ended March 31, 2005, as compared to the same period in 2004. This increase was attributable to an increase of $86,000 or 13.6% in compensation and benefits resulting from addition of employees at the Bank, increased cost for employee insurance programs, normal cost of living increases, an increase of $13,000 or 4.9% in occupancy expense and an increase of $21,000 or 26.2% in other operating expenses, partially offset by decreases of $13,000 and $7,000 in office operations and marketing costs, respectively.

         Net Gain on Discontinued Operations - The $19,000 net gain on discontinued operations for the three-month period ending March 31, 2004 reflects the performance of the Company's wholly owned subsidiary Armor Insurance Group, Inc. (Armor) which was sold on October 1, 2004. The net gain for the three-month period ended March 31, 2005 of $15,000 represents the net proceeds for the sale of property and equipment previously owned by Armor.

         Income Tax Expense. The provision for income taxes on continuing operations totaled $30,000 for the three-month period ended March 31, 2005, as compared to $39,000 for the same three-month period in 2004. The $9,000 or 22.5% decrease is the result of decreased net taxable income.

         Liquidity. Liquidity is measured using an approach designed to examine the Company's assets to ensure funding is available to meet the expected cash flow needs for loan demand, liability maturities and withdrawals, while minimizing non-earning cash balances such as branch cash, reserves and checks held for collection. Additionally, the approach takes into account anticipated investment security maturities, call provisions, and principal pay downs in determining funding needs.

         The Company also maintains external sources of funds, which can be drawn upon when required to meet liquidity needs. The primary source of external liquidity is a line of credit for $31,207,000 from the Federal Home Loan Bank of Atlanta, of which approximately $14,507,000 was available to fund liquidity needs at March 31, 2005. Based upon its liquidity analysis, including external sources of available liquidity, management believes the liquidity position is appropriate at March 31, 2005.

         The following is a schedule of significant commitments at March 31, 2005:


                                                                  (In thousands)
 Commitments to extend credit:
      Commitments to originate residential mortgages                   $      -
      Commitments to originate non-residential, commercial mortgages      5,295
      Unused home equity lines of credit                                 18,541
      Unused commercial lines of credit                                   2,338
      Commercial Letters of Credit                                          700
      Other commitments to extend credit                                  4,864
                                                                       --------

                                                                       $ 31,738
                                                                       ========

Capital Requirements

         The Bank is subject to federal regulations that impose certain minimum capital requirements. Quantitative measures, established by regulation to ensure capital adequacy, require the Bank to maintain amounts and ratios of tangible and core capital to adjusted total assets and of total risk-based capital to risk-weighted assets. As of March 31, 2005, the Bank was in compliance with all of its regulatory capital requirements.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
        -----------------

         The Registrant and its subsidiaries, from time to time, may be a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which BUCS Federal Bank, the wholly-owned subsidiary of the Registrant, holds security interests, claims involving the making and servicing of real property loans, and other issues incident to its business. There were no lawsuits pending or known to be contemplated at March 31, 2005 that would have a material effect on operations or income.

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

                                       BUCS FINANCIAL CORP



     Date: May  12, 2005
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


/s/Herbert J. Moltzan                                    /s/Matthew J. Ford
-------------------------------------                    -----------------------
Herbert J. Moltzan                                       Matthew J. Ford
President and Chief Executive Officer                    Chief Financial Officer


Date: May  12, 2005                                      Date: May 12, 2005