Form 10QSB
period 2005-06-30
BUCS FINANCIAL CORP
filed 2005-08-11
CIK 1125813

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended:   June 30, 2005

[_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

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
              (Registrant's telephone number, including area code)


         Check whether the registrant: (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of common stock as of July 13, 2005:

$0.10 Par Value Common Stock                           801,968
----------------------------                      ------------------
          Class                                   Shares Outstanding

            Transitional Small Business Disclosure Format (check one)
                                    Yes     No  X
                                       ---     ---

                      BUCS FINANCIAL CORP AND SUBSIDIARIES

                                TABLE OF CONTENTS


PART I.            FINANCIAL INFORMATION                                                            Page
-------            ---------------------                                                            ----
Item 1.  Financial Statements

                  Consolidated Balance Sheets as of June 30, 2005 (unaudited)
                  and December 31, 2004 (audited).....................................................1

                  Consolidated Statements of Operations for the six and three month periods ended June 30, 2005 and 2004 (unaudited)............................................2

                  Consolidated Statements of Cash Flows for the six
                  months period ended June 30, 2005 and 2004 (unaudited)..............................3

                  Notes to Consolidated Financial Statements..........................................4

Item 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.................................................7

Item 3.     Controls and Procedures..................................................................15

PART II.          OTHER INFORMATION
--------          -----------------

Item 1.     Legal Proceedings........................................................................16

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds..............................16

Item 3.     Defaults Upon Senior Securities..........................................................16

Item 4.     Submission of Matters to a Vote of Security-Holders......................................16

Item 5.     Other Information........................................................................16

Item 6.     Exhibits ................................................................................16

Signatures


                      BUCS FINANCIAL CORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2005 AND DECEMBER 31, 2004


                                                                      (Unaudited)
                                                                      June  30    December 31
                                                                        2005         2004
                                                                    ------------- ------------
                                     ASSETS
                                     ------
Cash and cash equivalents                                            $ 5,786,552  $ 7,296,507
Securities available for sale                                          5,117,320    5,928,920
Securities held to maturity                                            8,489,752    9,285,882

Loans receivable                                                     100,774,537   91,897,564
Allowance for loan losses                                               (769,695)    (682,339)
                                                                    ------------- ------------
Loans receivable, net                                                100,004,842   91,215,225

Accrued interest receivable                                              432,789      377,285
Property and equipment, net                                            3,980,317    4,116,949
Investment required by law - Federal Home Loan Bank Stock              1,268,500    1,114,900
Assets held for sale                                                           -      362,915
Bank Owned Life Insurance                                              2,174,619    2,132,529
Prepaid expenses and other assets                                      1,350,833      935,039
                                                                    ------------- ------------

                Total Assets                                        $128,605,524  $122,766,151
                                                                    ============= ============



         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

Liabilities:
        Deposits                                                    $ 91,221,565  $88,620,555
        Accounts payable and other liabilities                           760,637    1,017,815
        Borrowed funds - Federal Home Loan Bank                       22,700,000   19,500,000
        Guaranteed preferred beneficial interest in Company's
         subordinated debt                                             3,000,000    3,000,000
                                                                    ------------- ------------
              Total Liabilities                                      117,682,202  112,138,370
                                                                    ------------- ------------

Stockholders' Equity:
        Preferred stock, par value $0.10 per share, 4,000,000 shares           -            -
             authorized, 0 shares issued and outstanding
        Common stock, par value $0.10 per share,  10,000,000 shares authorized,  801,968  and  400,984  sharesissued and
             outstanding  at June 30, 2005 and  December 31, 2004,
             respective80,197 40,099
        Additional paid-in capital                                     4,170,343    4,170,343
        Retained earnings                                              6,868,323    6,609,556
       Unallocated common stock held by Employee Stock Ownership
            Plan ("ESOP")                                               (200,942)    (200,942)
        Accumulated other comprehensive income                             5,401        8,725
                                                                    ------------- ------------
              Total Stockholders' Equity                              10,923,322   10,627,781
                                                                    ------------- ------------

              Total Liabilities and Stockholders' Equity            $128,605,524  $122,766,151
                                                                    ============  ============

              The accompanying notes are an intregal part of these
                       consolidated financial statements

                      BUCS FINANCIAL CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE SIX AND THREE MONTH PERIODS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)

                                                    Six month             Three month
                                                  periods ended          periods ended
                                                      Jun 30                 Jun 30
                                              ---------------------  -----------------------
                                                 2005      2004         2005        2004
                                              ---------------------  -----------------------
Interest Income
     Loans receivable                         $2,809,359 $2,269,805   $1,459,816  $1,159,754
     Investment securities                       361,266    485,309      186,843     207,961
                                              ---------------------  -----------  ----------
          Total interest income                3,170,625  2,755,114    1,646,659   1,367,715
                                              ---------------------  -----------  ----------
Interest expense
     Deposits                                    718,520    715,327      382,473     353,571
     Borrowed funds                              460,964    377,841      243,541     180,432
                                              ---------------------  -----------  ----------
          Total interest expense               1,179,484  1,093,168      626,014     534,003
                                              ---------------------  -----------  ----------

          Net interest income                  1,991,141  1,661,946    1,020,645     833,712

Provision for loan losses                        171,752    157,284      113,921     116,916
                                              ---------------------  -----------  ----------
Net interest income after provision for
  loan losses                                  1,819,389  1,504,662      906,724     716,796
                                              ---------------------  -----------  ----------

Noninterest income
     Fees and service charges                  1,182,963  1,276,723      638,446     692,804
     Loss on sale of investment securities             -       (179)           -           -
     Fee to process and maintain cash facility    60,000     60,000       30,000      30,000
     Other                                        63,276     70,328       31,703      33,550
                                              ---------------------  -----------  ----------
          Total noninterest income             1,306,239  1,406,872      700,149     756,354
                                              ---------------------  -----------  ----------


Noninterest expense
     Compensation and benefits                 1,472,968  1,299,289      750,675     663,291
     Professional fees                           128,450    122,066       66,042      58,899
     Occupancy expense                           552,784    528,544      275,228     263,927
     Office operations                           398,962    420,184      197,600     205,657
     Advertising and marketing expense           158,710    138,441       97,850      70,435
     Other operating expense                     150,061    166,575       48,063      85,780
                                              ---------------------  -----------  ----------
          Total noninterest expense            2,861,935  2,675,099    1,435,458   1,347,989
                                              ---------------------  -----------  ----------

Income before income taxes                       263,693    236,435      171,415     125,161
Income tax expense                               144,738     86,461      114,918      47,961
                                              ---------------------  -----------  ----------

Income from continuing operations                118,955    149,974       56,497      77,200

Discontinued operations
     Gain from operations of
       discontinued component                    210,041     47,897      185,327      16,949
     Income tax expense                          (30,131)   (18,551)     (20,402)     (6,569)
                                              ---------------------  -----------  ----------
     Net gain on discontinued operation          179,910     29,346      164,925      10,380
                                              ---------------------  -----------  ----------

Net income                                       298,865    179,320      221,422      87,580

Net change in unrealized (losses)/gains
     on securities available for sale,
     net of deferred income
     tax benefit                                  (3,324)  (117,181)      16,920    (151,497)
                                              ---------------------  -----------  ----------
Total comprehensive income                    $  295,541 $   62,139  $   238,342  $  (63,917)
                                              =====================  ===========  ==========

Earnings per share - basic
     From continuing operations               $     0.16 $     0.20  $      0.08  $     0.10
     From discontinued operations                   0.24       0.04         0.22        0.01
                                              ---------------------  -----------  ----------
     Net Income                               $   $ 0.40 $     0.24  $      0.29  $     0.11
                                              =====================  ===========  ==========
     Shares used in computing
       basic earnings per share                  750,630    743,500      750,630     743,500
                                              =====================  ===========  ==========

Earnings per share - diluted
     From continuing operations               $     0.15 $     0.20  $      0.07  $     0.10
     From discontinued operations                   0.23       0.04         0.21        0.01
                                              ---------------------  -----------  ----------
     Net Income                               $     0.38 $     0.24  $      0.28  $     0.11
                                              =====================  ===========  ==========
     Shares used in computing
       diluted earnings per share                774,845    762,318      774,845     762,318
                                              =====================  ===========  ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      BUCS FINANCIAL CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)

                                                                               2005            2004
                                                                          ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                             $    298,865    $    179,319
    Reconciliation of net income to net cash provided by
          operating activities:
       Loss on sale of investment securities                                         -            (179)
       Provision for loan losses                                               171,752         157,284
       Increase in cash surrender value of life insurance                      (42,090)        (47,549)
       Depreciation and amortization                                           219,961         307,083
       Loans originated for sale                                            (1,052,172)              -
       Proceeds from sale of loans originated for sale                       1,052,172               -
       Effects of changes in operating assets and liabilities:
       Accrued interest receivable                                             (55,504)         25,672
       Prepaid expenses and other assets                                      (415,794)        (93,987)
       Accounts payable and other liabilities                                 (255,086)       (278,471)
                                                                          ------------    ------------
                       Net cash (used)/provided by operating activities        (77,896)        249,172
                                                                          ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net increase in loans                                                  (10,857,369)    (10,217,219)
    Proceeds from maturities, redemption and sales
       of securities available-for-sale                                        801,200       6,342,280
    Proceeds from repayments on securities held-to-maturity                    781,249       1,007,488
    Proceeds from sale of loans                                              1,896,000         400,000
    (Purchase)/Redemption of FHLB stock                                       (153,600)        290,000
    Proceeds from sale of assets from discontinued component                   362,915               -
    Purchase of property and equipment                                         (63,464)       (171,318)
                                                                          ------------    ------------
                        Net cash used in investing activities               (7,233,069)     (2,348,769)
                                                                          ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase/(decrease) in borrowed funds from the FHLB                  3,200,000      (3,300,000)
    Net increase in deposits                                                 2,601,010       5,454,087
    Cash paid for dividends                                                          -          (1,461)
    Repayment of notes payable                                                       -         (30,000)
                                                                          ------------    ------------
                        Net cash provided by financing activities            5,801,010       2,122,626
                                                                          ------------    ------------


NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS                        (1,509,955)         23,029
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               7,296,507       3,486,463
                                                                          ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $  5,786,552    $  3,509,492
                                                                          ============    ============


Supplemental disclosure of cash flow information:
     Cash paid for income taxes                                           $    437,323    $    198,100
                                                                          ============    ============

     Cash paid for interest                                               $  1,051,390    $    989,077
                                                                          ============    ============

              The accompanying notes are an intregal part of these
                       consolidated financial statements

                      BUCS FINANCIAL CORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            For the six and three months ended June 30, 2005 and 2004
                                   (Unaudited)

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

The accompanying consolidated financial statements for the six and three month periods ended June 30, 2005 and 2004 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading.

These consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2004, included in the Company's Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission. The balance sheet as of December 31, 2004 has been derived from the audited financial statements at that date. Certain reclassifications have been made to amounts previously reported to conform to the classifications made in prior periods.

The unaudited consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the financial position of the Company as of June 30, 2005, the results of its operations and cash flows for the six and three month periods ended June 30, 2005. The results of the interim periods are not necessarily indicative of the results expected for the full fiscal year or any other period.

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

NOTE 3 - Discontinued Operations Held for Sale
         -------------------------------------

The Company entered into a definitive agreement to sell the intangible assets and goodwill of its wholly-owned subsidiary, Armor Insurance Group, Inc., on September 30, 2004. As a result of this agreement the Company discontinued operations of Armor Insurance Group, Inc. and proceeded to liquidate other fixed assets owned by Armor Insurance Group, Inc.

The Company realized cash proceeds for the sale of its intangible assets and goodwill of $709,944 on October 1, 2004. These proceeds resulted in a before tax gain on sale of $274,095 and tax-adjusted gain on sale of approximately $168,240 that was recognized in the year ending December 31, 2004. The Company received additional cash proceeds in the second quarter of 2005 that were contingent upon performance of the assets sold as determined through year-end 2004. These additional proceeds were not certain at December 31, 2004. The additional proceeds received in the second quarter of 2005 were $297,895 resulting in a before tax gain on sale of $297,895 and tax-adjusted gain on sale of approximately $182,848.

All other fixed assets of Armor Insurance Group, Inc. were sold during the first quarter of 2005. The assets were comprised primarily of office condominium units in Ellicott City, Maryland. The Company realized a pretax net gain on sale from the sale of those assets of $31,227.

NOTE 4 - Earnings Per Share
         ------------------

Earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding, less unearned ESOP shares, during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, including any potentially dilutive common shares outstanding, such as options and warrants. At June 30, 2005, the Company had 86,900 options outstanding. None of the outstanding options had any antidilutive effects on earnings per share at either June 30, 2005 or June 30, 2004. Earnings per share amounts have been given retroactive effect to the two-for-one stock split declared on March 30, 2005 and paid on April 30, 2005.

NOTE 5 -  Stock-Based Compensation
          ------------------------

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

                The option strike price was equal to the market price of the common stock at the date of the grant for all options granted; accordingly, no compensation expense related to options was recognized. If the Company had applied a fair value based method to recognize compensation cost for the options granted, net income and earnings per share would have been changed to the following pro forma amounts for the period ended June 30, 2005 and 2004:

                                                          Six months ended           Three months ended
                                                     -------------------------     -----------------------
                                                       June 30       June 30        June 30      June 30
                                                         2005          2004          2005          2004
                                                     -----------   -----------    -----------   ----------
Net income - as reported                             $   298,865   $   179,319    $   221,422   $   87,580

Deduct: Total stock-based  compensation determined
  under fair value based method for all awards,
  net of related income tax effects                            -        (4,812)             -       (1,203)
                                                     -----------   -----------    -----------   ----------
Pro forma net income                                 $   298,865   $   174,507    $   221,422   $   86,377
                                                     ===========   ===========    ===========   ==========

Earnings (loss) per share:

  Basic - as reported                                $       .40   $       .24    $       .29   $      .12
                                                     ===========   ===========    ===========   ==========
  Basic - pro forma                                  $       .40   $       .23    $       .29   $      .12
                                                     ===========   ===========    ===========   ==========
  Diluted - as reported                              $       .39   $       .24    $       .29   $      .11
                                                     ===========   ===========    ===========   ==========
  Diluted - pro forma                                $       .39   $       .23    $       .29   $      .11
                                                     ===========   ===========    ===========   ==========


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

Changes in Financial Condition

         The Company's total assets of $128.6 million at June 30, 2005 reflect an increase of $5.8 million as compared to $122.8 million at December 31, 2004. The increase in assets was comprised mainly of increases in loans receivable, net, investment in Federal Home Loan Bank stock and prepaid and other assets of $8.8 million, $154,000 and $416,000, respectively, partially offset by declines in cash and cash equivalents, securities available for sale, securities held to maturity, property and equipment, and assets held for sale of $1.5 million, $812,000, $796,000, $137,000 and $363,000, respectively.

         The increase in the Company's liabilities was due primarily to increases in deposits and borrowed funds from the Federal Home Loan Bank of $2.6 million and $3.2 million, respectively, partially offset by a decline of $257,000 in accounts payable and other liabilities. Changes in the components of major assets, liabilities and equity are discussed herein.

         Cash and Cash Equivalents. Cash and cash equivalents, which include interest-bearing deposits in other banks with original maturities of less than three months, overnight investment funds with no stated maturity and Federal funds sold, totaled approximately $5.8 million at June 30, 2005, a decrease of $1.5 million or 20.7% as compared to $7.3 million at December 31, 2004. The decrease is due primarily to the use of cash and cash equivalents to fund increasing loan demand.

         Investment Securities Available for Sale. Investment securities available for sale decreased by $812,000 or 13.7% to $5.1 million at June 30, 2005 as compared to $5.9 million at December 31, 2004. This is the result of principal payments on mortgage-backed securities.

         Securities Held to Maturity. Securities held to maturity decreased by $796,000 or 8.6% to $8.5 million at June 30, 2005 as compared to $9.3 million at December 31, 2004. The decrease is the result of principal payments on mortgage-backed securities.

         Loans Receivable, Net. Net loans receivable at June 30, 2005 totaled $100.0 million, an increase of $8.8 million or approximately 9.6%, as compared to $91.2 million at December 31, 2004. Originations of $23.3 million, which includes $13.1 million of consumer loans including home equity loans, $1.0 million in first mortgage loans on one to four family residences and $9.2 million of commercial loans in the Bank's prime lending area were offset by principal repayments and loan participations sold totaling $14.5 million.

         Assets Held for Sale. Assets held for sale totaled $0 at June 30, 2005 as compared to $363,000 as of December 31, 2004. The decrease is the result of the sale of property and equipment previously owned by Armor Insurance Group, Inc., a wholly owned subsidiary of the Company, which was sold during October, 2004. The Company retains the right to additional proceeds from the sale of intangible assets owned by Armor Insurance Group.

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

         Prepaid Expenses and Other Assets. Prepaid expenses and other assets totaled $1.4 million at June 30, 2005, an increase of 44.5% as compared to $935,000 as of December 31, 2004, respectively. This increase is due primarily to the reclassification of one commercial loan relationship from loans receivable to other accounts receivable in the amount of $554,000. The receivable balance is due to be collected from proceeds resulting from the sale of residential property securing the commercial loan as well as guarantees from the United States Small Business Association.

         Deposits. Total deposits, after interest credited, increased by $2.6 million or 2.9% to $91.2 million at June 30, 2005, as compared to $88.6 million at December 31, 2004. The increase was primarily due to increased new deposit activity at the two newest bank branch locations and to normal cyclical trends that include deposits from income tax returns and employee bonuses during the first quarter of the calender year. These factors resulted in increases in non-interest bearing checking, money market account and certificate of deposit balances of $1.0 million, $1.5 million and $483,000, respectively, partially offset by a decrease in regular savings balances of $423,000.

         FHLB Advances. FHLB advances totaled $22.7 million at June 30, an increase of $3.2 million or 16.4% compared to $19.5 million at December 31, 2004. The increase was the result of the Bank using FHLB advances to help fund increasing loan demand.

         Stockholders' Equity. Stockholders' equity totaled $10.92 million at June 30, 2005, an increase of $296,000 from $10.63 million at December 31 2004. The increase was due to net income from operations during the period of $299,000 partially offset by a decrease in accumulated other comprehensive income of $3,000 resulting from a decrease in the estimated fair value of investment securities available for sale.

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

         The Company also maintains external sources of funds, which can be drawn upon when required to meet liquidity needs. The primary source of external liquidity is a line of credit for $32,151,000 from the Federal Home Loan Bank of Atlanta, of which approximately $9,451,000 was available to fund liquidity needs at June 30, 2005. Based upon its liquidity analysis, including external sources of available liquidity, management believes the liquidity position is appropriate at June 30, 2005.

         The following is a schedule of significant commitments at June 30, 2005:

                                                                  (In thousands)
Commitments to extend credit:
      Commitments to originate residential mortgages                   $   100
      Commitments to originate non-residential, commercial mortgages     2,096
      Unused home equity lines of credit                                19,876
      Unused commercial lines of credit                                  2,951
      Commercial Letters of Credit                                         700
      Other commitments to extend credit                                 4,931
                                                                       -------
                                                                       $30,654
                                                                       =======

Results of Operations for the Six Months Ended June 30, 2005 and 2004

         Net Income. The Company recorded net income of $299,000 for the six-month period ended June 30, 2005, as compared to $179,000 for the same period in 2004, representing a $120,000 or 66.7% increase. Net interest income increased $329,000, noninterest income decreased by $101,000, and the net gain from discontinued operations (Armor Insurance Group, Inc.) increased by $99,000, while noninterest expense increased by $187,000, the provision for loan losses increased by $14,000, and the provision for income taxes on continuing operations increased by $7,000. Changes in the components of income and expense are discussed herein.

         Net Interest Income Net interest income increased $329,000 or 19.8% for the six-month period ended June 30, 2005, as compared to the same period in 2004. The average balance of interest-earning assets increased $5.2 million or 4.8%, and the average yield thereon increased by 49 basis points. The average balance of interest-bearing liabilities increased $4.0 million or 3.7%, and the average rate paid thereon increased 8 basis points. The increase in interest-bearing liabilities is attributed to the increase in deposit volume at all of the Bank's office locations and to an increase in short-term borrowings. The average yield on interest-earning assets increased at a faster rate than the average cost of interest-bearing liabilities due to the improved loan growth at the Bank and the fact that during this period the Bank's interest-earning assets repriced more rapidly than interest-bearing liabilities as the Federal Reserve began raising interest rates in mid-2004. The net interest rate spread, which is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, increased to 3.41% for the six-month period ended June 30, 2005 from 2.99% for the same period in 2004. The increase in the net interest rate spread is primarily due to the fact that interest-earning assets repriced more rapidly then interest-bearing liabilities.

         Interest Income. Interest income increased $415,000 or 15.1% to $3.17 million for the six-month period ended June 30, 2005, as compared to $2.76 million for the same period in 2004.

         Interest on loans receivable increased $539,000 or 23.7% for the six-month period ended June 30, 2005, as compared to the same period in 2004. The increase is mainly the result of a $15.2 million increase in the average balance of loans receivable and a 24 basis point increase in the average yield on loans.

         Interest income on investment securities decreased by $124,000 or 25.6% for the six-month period ended June 30, 2005, as compared to the same period in 2004. The decrease is the result of a $9.9 million or 34.7% decline in the average balance of investment securities, partially offset by a 47 basis point increase in the average yield thereon.

         The average yield on interest-earning assets was 5.52% and 5.02% for the six-month periods ended June 30, 2005 and 2004, respectively.

         Interest Expense. Interest expense totaled $1.18 million for the six-month period ended June 30, 2005, as compared to $1.09 million for the same period in 2004, an increase of $86,000, or 7.9%. The average balance of interest-bearing liabilities increased $4.0 million or 3.7% while the average rate paid thereon increased by 8 basis points

         Interest expense on deposits increased $3,000 or 0.4% for the six-month period ended June 30, 2005, as compared to the same period in 2004. The increase was due to an increase of $698,000 in the average balance of deposits.

         Interest on borrowed funds increased by $83,000 or 22.0% for the six-month period ended June 30, 2005, as compared to the same period in 2004. The increase was due to an increase in the average balance of advances outstanding of $3.3 million or 18.6% and an increase in the cost of borrowed funds of 12 basis points. The Company uses FHLB advances as a funding source and has in the past used borrowings to supplement deposits, which are the Company's primary source of funds.

         The average cost of interest-bearing liabilities was 2.11% and 2.03% for the six-month periods ended June 30, 2005 and 2004, respectively.

         Provision for Loan Losses. During the six-month period ended June 30, 2005 and 2004, the Company established provisions for loan losses of $172,000 and $157,000, respectively. This reflected management's evaluation of the underlying credit risk of the loan portfolio and the level of allowance for loan losses. The increase in the loan loss provision of $15,000 or 9.5% is the result of continued growth of the loan portfolio, especially commercial loans, and from an increase in losses from a checking overdraft program begun in December 2001. This program, by which the Bank honors insufficient funds checks up to a preset limit for qualified customers accounted for a moderate increase in losses resulting from unpaid overdrawn accounts but this was more than offset by the resulting increase in noninterest income from the fees associated with the program.

         At June 30, 2005, the allowance for loan losses totaled $770,000 or ..76% and 578.9% of total loans and total non-performing loans, respectively, as compared to $682,000 or .74% and 757.7%, respectively, at June 30, 2004. The Bank's non-performing loans (non-accrual loans and accruing loans 90 or more days overdue) totaled $133,000 and $90,000 at June 30, 2005 and 2004, respectively, which represents .13% and .10% of the Bank's total loans, respectively. The Bank's ratio of non-performing loans to total assets was .10% and .07% at June 30, 2005 and 2004, respectively.

         Noninterest Income. Total noninterest income, primarily fees and service charges, decreased $101,000 or 7.2% for the six-month period ended June 30, 2005, as compared to the same period in 2004. This decrease is primarily attributed to fewer fees realized from insufficient funds charges on customer checking account overdrafts. The Bank places an emphasis on charging appropriate fees for services, such as ATM fees, insufficient funds fees, and interchange income generated by customers' use of check cards.

         Noninterest Expense. Total noninterest expense increased by $187,000 or 7.0% for the six-month period ended June 30, 2005, as compared to the same period in 2004. This increase was attributable to an increase of $174,000 or 13.4% in compensation and benefits resulting from addition of employees at the Bank, increased cost for employee insurance programs, and normal cost of living increases. Additionally, there were increases of $24,000 or 4.6% in occupancy expense and $20,000 or 14.6% in advertising and marketing expense, partially offset by decreases of $21,000 and $17,000 in office operations and other operating expenses, respectively.

         Net Gain on Discontinued Operations - The net gain on discontinued operations for the six-month period ending June 30, 2005 reflects the performance of the Company's wholly owned subsidiary Armor Insurance Group, Inc. (Armor) which was sold on October 1, 2004. The net gain for the six-month period ended June 30, 2005 increased by $99,000 or 338.7% from the six month period ending June 30, 2004. This increase resulted from gains on the sale of property, equipment, and intangible assets previously owned by Armor.

         Income Tax Expense. The provision for income taxes on continuing operations totaled $94,000 for the six-month period ended June 30, 2005, as compared to $86,000 for the same six-month period in 2004. The $7,000 or 8.2% increase is the result of increased net taxable income.

Results of Operations for the Three Months Ended June 30, 2005 and 2004

         Net Income. The Company recorded net income of $221,000 for the three-month period ended June 30, 2005, as compared to $88,000 for the same period in 2004, representing a $134,000 or 152.8% increase. Net interest income increased $187,000, noninterest income decreased by $56,000, the net gain from discontinued operations (Armor Insurance Group, Inc.) increased by $103,000, while noninterest expense increased by $87,000, the provision for loan losses decreased by $3,000, and the provision for income taxes on continuing operations increased by $16,000. Changes in the components of income and expense are discussed herein.

         Net Interest Income Net interest income increased $187,000 or 22.4% for the three-month period ended June 30, 2005, as compared to the same period in 2004. The average balance of interest-earning assets increased $6.5 million or 5.9%, and the average yield thereon increased by 68 basis points. The average balance of interest-bearing liabilities increased $5.4 million or 4.9%, and the average rate paid thereon increased 23 basis points. The increase in average interest-bearing liabilities is attributed to an increase in average short-term borrowings of $5.7 million or 36.2%, partially offset by a decrease in average deposits of $0.3 million or .4%. The average yield on interest-earning assets increased at a faster rate than the average cost of interest-bearing liabilities due to the improved loan growth at the Bank and the fact that the Bank's interest-earning assets repriced more rapidly than interest-bearing liabilities during this period as the Federal Reserve began raising interest rates in mid-2004. The net interest rate spread, which is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, increased to 3.44% for the three-month period ended June 30, 2005 from 2.99% for the same period in 2004. The increase in the net interest rate spread is primarily due to the fact that interest-earning assets repriced more rapidly then interest-bearing liabilities.

         Interest Income. Interest income increased $279,000 or 20.4% to $1.65 million for the three-month period ended June 30, 2005, as compared to $1.37 million for the same period in 2004.

         Interest on loans receivable increased $300,000 or 25.9% for the three-month period ended June 30, 2005, as compared to the same period in 2004. The increase is mainly the result of a $14.9 million increase in the average balance of loans receivable and a 38 basis point increase in the average yield on loans.

         Interest income on investment securities decreased by $21,000 or 10.2% for the three-month period ended June 30, 2005, as compared to the same period in 2004. The decrease is the result of a $8.4 million or 31.4% decline in the average balance of investment securities, partially offset by a 97 basis point increase in the average yield thereon.

         The average yield on interest-earning assets was 5.64% and 4.96% for the three-month periods ended June 30, 2005 and 2004, respectively.

         Interest Expense. Interest expense totaled $626,000 for the three-month period ended June 30, 2005, as compared to $534,000 for the same period in 2004, an increase of $92,000, or 17.2%. The average balance of interest-bearing liabilities increased $5.4 million or 4.9% while the average rate paid thereon increased by 23 basis points

         Interest expense on deposits increased $29,000 or 8.2% for the three-month period ended June 30, 2005, as compared to the same period in 2004. The increase was due to an increase of

13 basis points in the average cost of interest-bearing liabilities, partially offset by a $336,000 decrease in the average balance of deposits.

         Interest on borrowed funds increased by $63,000 or 35.0% for the three-month period ended June 30, 2005, as compared to the same period in 2004. The increase was due to an increase in the average balance of advances outstanding of $5.7 million or 36.2%, partially offset by a decrease in the average cost of borrowed funds of 2 basis points. The Company uses FHLB advances as a funding source and has in the past used borrowings to supplement deposits, which are the Company's primary source of funds.

         The average cost of interest-bearing liabilities was 2.20% and 1.97% for the three-month periods ended June 30, 2005 and 2004, respectively.

         Provision for Loan Losses. During the three-month period ended June 30, 2005 and 2004, the Company established provisions for loan losses of $114,000 and $117,000, respectively. This reflected management's evaluation of the underlying credit risk of the loan portfolio and the level of allowance for loan losses.

         Noninterest Income. Total noninterest income, primarily fees and service charges, decreased $56,000 or 7.4% for the three-month period ended June 30, 2005, as compared to the same period in 2004. This decrease is primarily attributed to fewer fees realized from insufficient funds charges on customer checking account overdrafts. The Bank places an emphasis on charging appropriate fees for services, such as ATM fees, insufficient funds fees, and interchange income generated by customers' use of check cards.

         Noninterest Expense. Total noninterest expense increased by $87,000 or 6.5% for the three-month period ended June 30, 2005, as compared to the same period in 2004. This increase was attributable to increases of $87,000 or 13.2% in compensation and benefits resulting from addition of employees at the Bank, increased cost for employee insurance programs, and normal cost of living increases. Also, there were increases of $11,000 or 4.3% in occupancy expense and $27,000 or 38.9% in advertising and marketing expense, partially offset by decreases of $8,000 and $38,000 in office operations and other operating expenses, respectively.

         Net Gain on Discontinued Operations - The net gain on discontinued operations for the three-month period ending June 30, 2005 reflects the performance of the Company's wholly owned subsidiary Armor Insurance Group, Inc. (Armor) which was sold on October 1, 2004. The net gain for the three-month period ended June 30, 2005 increased by 103,000 or 995.9% from the three month period ending June 30, 2004. This increase resulted from gains on the sale of property, equipment, and intangible assets previously owned by Armor.

         Income Tax Expense. The provision for income taxes on continuing operations totaled $64,000 for the three-month period ended June 30, 2005, as compared to $48,000 for the same three-month period in 2004. The $16,000 or 32.9% increase is the result of increased net taxable income.


Capital Requirements

         The Bank is subject to federal regulations that impose certain minimum capital requirements. Quantitative measures, established by regulation to ensure capital adequacy, require the Bank to maintain amounts and ratios of tangible and core capital to adjusted total assets and of total risk-based capital to risk-weighted assets. On June 30, 2005, the Bank was in compliance with all of its regulatory capital requirements.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
        -----------------

         The Registrant and its subsidiaries, from time to time, may be a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which BUCS Federal Bank, the wholly-owned subsidiary of the Registrant, holds security interests, claims involving the making and servicing of real property loans, and other issues incident to its business. There were no lawsuits pending or known to be contemplated at June 30, 2005 that would have a material effect on operations or income.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
        -----------------------------------------------------------

         None.

Item 3. Defaults Upon Senior Securities.
        -------------------------------

         None.

Item 4. Submission of Matters to a Vote of Security-Holders.
        ---------------------------------------------------

          Allen Maier, M. Robin Copeland, Herbert J. Moltzan elected as directors to the Board of Director's of the Company at the Annual Meeting of Shareholders, April 27, 2005

          Ratification of the appointment of Stegman & Company as the Company's Independent auditor for the fiscal year ending December 31, 2005 at the Annual Meeting of Shareholders, April 27, 2005

Item 5. Other Information.
        -----------------

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

                                                      BUCS FINANCIAL CORP



     Date: August 11, 2005            By:  /s/Herbert J. Moltzan
                                           -------------------------------------
                                           Herbert J. Moltzan
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

          Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/Herbert J. Moltzan                                    /s/Matthew J. Ford
-------------------------------------                    -----------------------
Herbert J. Moltzan                                       Matthew J. Ford
President and Chief Executive Officer                    Chief Financial Officer


Date: August  11, 2005                                   Date: August 11, 2005