Form 10QSB
period 2005-09-30
BUCS FINANCIAL CORP
filed 2005-11-14
CIK 1125813

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended:   September 30, 2005
                                       ------------------

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

         Indicate by check mark whether the  registrant  is a shell  company (as
defined in Rule 12b-2 of the Exchange Act). Yes       No  X
                                                ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of common stock as of November 11, 2005:

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

Item 1.  Financial Statements

                  Consolidated Balance Sheets as of September 30, 2005 (unaudited)
                  and December 31, 2004 (audited).................................................1

                  Consolidated Statements of Operations for the nine and three month periods ended September 30, 2005 and 2004 (unaudited)...................................2

                  Consolidated Statements of Cash Flows for the nine
                  months period ended September 30, 2005 and 2004 (unaudited).....................3

                  Notes to Consolidated Financial Statements......................................4

Item 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.............................................7

Item 3.     Controls and Procedures..............................................................15

PART II.          OTHER INFORMATION
--------          -----------------

Item 1.     Legal Proceedings....................................................................16

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds..........................16

Item 3.     Defaults Upon Senior Securities......................................................16

Item 4.     Submission of Matters to a Vote of Security-Holders..................................16

Item 5.     Other Information....................................................................16

Item 6.     Exhibits ............................................................................16

Signatures


                      BUCS FINANCIAL CORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

                                                                               (Unaudited)
                                                                              September 30     December 31
                                                                                  2005             2004
                                                                             -------------    -------------
                        ASSETS
                        ------
Cash and cash equivalents                                                    $   9,901,486    $   7,296,507
Securities available for sale                                                    4,630,775        5,928,920
Securities held to maturity                                                      8,001,895        9,285,882

Loans receivable                                                               103,251,569       91,897,564
Allowance for loan losses                                                         (705,026)        (682,339)
                                                                             -------------    -------------
Loans receivable, net                                                          102,546,543       91,215,225

Accrued interest receivable                                                        432,468          377,285
Property and equipment, net                                                      3,909,637        4,116,949
Investment required by law - Federal Home Loan Bank Stock                        1,358,500        1,114,900
Assets held for sale                                                                     -          362,915
Bank Owned Life Insurance                                                        2,195,664        2,132,529
Prepaid expenses and other assets                                                1,064,205          935,039
                                                                             -------------    -------------

                Total Assets                                                 $ 134,041,173    $ 122,766,151
                                                                             =============    =============

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

Liabilities:
        Deposits                                                             $  94,494,480    $  88,620,555
        Accounts payable and other liabilities                                     788,016        1,017,815
        Borrowed funds - Federal Home Loan Bank                                 24,700,000       19,500,000
        Guaranteed preferred beneficial interest in Company's
         subordinated debt                                                       3,000,000        3,000,000
                                                                             -------------    -------------
              Total Liabilities                                                122,982,496      112,138,370
                                                                             -------------    -------------
Stockholders' Equity:
        Preferred stock, par value $0.10 per share, 4,000,000 shares                     -                -
             authorized, 0 shares issued and outstanding
        Common stock, par value $0.10 per share, 10,000,000 shares authorized, 801,968 and 400,984 shares issued and outstanding
             at September 30, 2005 and December 31, 2004, respectively              80,197           40,099
        Additional paid-in capital                                               4,170,343        4,170,343
        Retained earnings                                                        7,013,931        6,609,556
       Unallocated common stock held by Employee Stock Ownership
            Plan ("ESOP")                                                         (200,942)        (200,942)
        Accumulated other comprehensive (loss)/income                               (4,852)           8,725
                                                                             -------------    -------------
              Total Stockholders' Equity                                        11,058,677       10,627,781
                                                                             -------------    -------------

                Total Liabilities and Stockholders' Equity                   $ 134,041,173    $ 122,766,151
                                                                             =============    =============

              The accompanying notes are an intregal part of these
                       consolidated financial statements

                      BUCS FINANCIAL CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE NINE AND THREE MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)


                                                                Nine month periods ended     Three month periods ended
                                                                      September 30                  September 30
                                                              --------------------------    --------------------------
                                                                  2005           2004           2005           2004
                                                              -----------    -----------    -----------    -----------
Interest Income
     Loans receivable                                         $ 4,369,508    $ 3,522,186    $ 1,560,149    $ 1,252,381
     Investment securities                                        548,784        700,392        187,518        215,083
                                                              -----------    -----------    -----------    -----------
          Total interest income                                 4,918,292      4,222,578      1,747,667      1,467,464
                                                              -----------    -----------    -----------    -----------

Interest expense
     Deposits                                                   1,156,936      1,077,653        438,416        362,326
     Borrowed funds                                               755,724        558,612        294,760        187,454
                                                              -----------    -----------    -----------    -----------
          Total interest expense                                1,912,660      1,636,265        733,176        549,780
                                                              -----------    -----------    -----------    -----------

          Net interest income                                   3,005,632      2,586,313      1,014,491        917,684

Provision for loan losses                                         241,752        243,822         70,000         86,538
                                                              -----------    -----------    -----------    -----------
Net interest income after provision for loan losses             2,763,880      2,342,491        944,491        831,146
                                                              -----------    -----------    -----------    -----------

Noninterest income
     Fees and service charges                                   1,862,507      2,011,133        679,544        734,410
     Loss on sale of investment securities                           --             (179)          --             --
     Fee to process and maintain cash facility                     90,000         90,000         30,000         30,000
     Other                                                         95,128        132,207         31,852         61,880
                                                              -----------    -----------    -----------    -----------
          Total noninterest income                              2,047,635      2,233,161        741,396        826,290
                                                              -----------    -----------    -----------    -----------

Noninterest expense
     Compensation and benefits                                  2,244,019      2,028,120        771,051        728,832
     Professional fees                                            188,385        182,682         59,935         61,018
     Occupancy expense                                            820,960        821,069        268,176        281,106
     Office operations                                            612,651        640,687        213,689        224,879
     Advertising and marketing expense                            226,913        208,804         68,203         70,063
     Other operating expense                                      223,273        229,026         73,212         62,709
                                                              -----------    -----------    -----------    -----------
          Total noninterest expense                             4,316,201      4,110,388      1,454,266      1,428,607
                                                              -----------    -----------    -----------    -----------

Income before income taxes                                        495,314        465,264        231,621        228,829
Income tax expense                                                182,214        171,564         88,648         85,103
                                                              -----------    -----------    -----------    -----------

Income from continuing operations                                 313,100        293,700        142,973        143,726

Discontinued operations
     Gain from operations of discontinued component               214,339         51,814          4,298          3,917
     Income tax expense                                           (82,964)       (20,065)        (1,661)        (1,513)
                                                              -----------    -----------    -----------    -----------
     Net gain on discontinued operation                           131,375         31,749          2,637          2,404
                                                              -----------    -----------    -----------    -----------

Net income                                                        444,475        325,449        145,610        146,130

Net change in unrealized (losses)/gains on securities
     available for sale, net of deferred income tax benefit       (13,577)       (21,111)       (10,253)        96,070
                                                              -----------    -----------    -----------    -----------
Total comprehensive income                                    $   430,898    $   304,338    $   135,357    $   242,200
                                                              ===========    ===========    ===========    ===========

Earnings per share - basic
     From continuing operations                               $      0.42    $      0.40    $      0.19    $      0.19
     From discontinued operations                                    0.18           0.04           0.00           0.00
                                                              -----------    -----------    -----------    -----------
     Net Income                                               $      0.60    $      0.44    $      0.19    $      0.19
                                                              ===========    ===========    ===========    ===========
     Shares used in computing basic earnings per share            750,630        743,500        750,630        743,500
                                                              ===========    ===========    ===========    ===========

Earnings per share - diluted
     From continuing operations                               $      0.41    $      0.39    $      0.18    $      0.19
     From discontinued operations                                    0.17           0.04           0.00           0.00
                                                              -----------    -----------    -----------    -----------
     Net Income                                               $      0.58    $      0.43    $      0.18    $      0.19
                                                              ===========    ===========    ===========    ===========
     Shares used in computing diluted earnings per share          772,858        761,106        772,858        761,106
                                                              ===========    ===========    ===========    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      BUCS FINANCIAL CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)

                                                                            2005                 2004
                                                                        -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                           $   444,475          $   325,449
    Reconciliation of net income to net cash provided by
          operating activities:
       Loss on sale of investment securities                                      -                  179
       Provision for loan losses                                            241,752              243,822
       Increase in cash surrender value of life insurance                   (63,135)             (71,513)
       Depreciation and amortization                                        329,708              439,450
       Loans originated for sale                                                  -           (1,048,307)
       Proceeds from sale of loans originated for sale                            -            1,052,172
       Gain from sale of loans originated for sale                                -               (3,865)
       Proceeds from sale of loans                                        2,764,000            1,126,750
       Gain on sale of loans                                                      -              (24,415)
       Effects of changes in operating assets and liabilities:
            Accrued interest receivable                                     (55,183)              39,858
            Prepaid expenses and other assets                              (129,166)             (64,885)
            Accounts payable and other liabilities                         (221,255)               2,770
                                                                       ------------          -----------
                       Net cash provided by operating activities          3,311,196            2,017,465
                                                                       ------------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net increase in loans                                               (14,337,070)         (14,124,260)
    Proceeds from maturities, redemption and sales
       of securities available-for-sale                                   1,269,094            6,941,793
    Proceeds from repayments on securities held-to-maturity               1,260,725            1,433,661
    (Purchase)/Redemption of FHLB stock                                    (243,600)              90,000
    Proceeds from sale of assets from discontinued component                362,915                    -
    Purchase of property and equipment                                      (92,206)            (220,380)
                                                                       ------------          -----------
                        Net cash used in investing activities           (11,780,142)          (5,879,186)
                                                                       ------------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in borrowed funds from the FHLB                          5,200,000              700,000
    Net increase in deposits                                              5,873,925            2,860,597
    Cash paid for dividends                                                       -               (1,461)
    Repayment of notes payable                                                    -              (30,000)
                                                                       ------------          -----------
                        Net cash provided by financing activities        11,073,925            3,529,136
                                                                       ------------          -----------


NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                      2,604,979             (332,585)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            7,296,507            3,486,463
                                                                       ------------          -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $  9,901,486          $ 3,153,878
                                                                       ============          ===========


Supplemental disclosure of cash flow information:
     Cash paid for income taxes                                        $    534,664          $   198,100
                                                                       ============          ===========

     Cash paid for interest                                            $  1,835,669          $ 1,489,674
                                                                       ============          ===========

              The accompanying notes are an intregal part of these
                        consolidated financial statements

                      BUCS FINANCIAL CORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
         For the nine and three months ended September 30, 2005 and 2004
                                   (Unaudited)

NOTE 1 - Organization
         ------------

BUCS Financial Corp (the "Company") was incorporated under the laws of the State of Maryland in October 2000, primarily to hold all the outstanding shares of capital stock of BUCS Federal Bank (the "Bank").

The Company's primary operations are conducted by the Bank, which operates four offices, two in Owings Mills, Maryland and two in Columbia, Maryland. The Bank is principally engaged in the business of providing retail banking services, with an emphasis on residential mortgage loans, residential home equity loans, commercial real estate, auto, and other consumer loans.

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

The accompanying consolidated financial statements for the nine and three month periods ended September 30, 2005 and 2004 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading.

These consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2004, included in the Company's Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission. The balance sheet as of December 31, 2004 has been derived from the audited financial statements at that date. Certain reclassifications have been made to amounts previously reported to conform to the classifications made in current periods.

The unaudited consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the financial position of the Company as of September 30, 2005, the results of its operations for the nine and three month periods ended September 30, 2005 and cash flows for the nine month period ended September 30, 2005. The results of the interim periods are not necessarily indicative of the results expected for the full fiscal year or any other period.

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

The Company realized cash proceeds for the sale of its intangible assets and goodwill of $709,944 on October 1, 2004. These proceeds resulted in a before tax gain on sale of $274,095 and tax-adjusted gain on sale of approximately $168,240 that was recognized in the year ended December 31, 2004. The Company received additional cash proceeds in the second and third quarters of 2005 that were contingent upon performance of the intangible assets sold as determined through year-end 2004. The additional proceeds received for the sale of these intangible assets and goodwill in the second and third quarters of 2005 were $297,895 and $9,305, respectively, resulting in a before tax gain on sale of $307,200 and tax-adjusted gain on sale of approximately $188,559 for the year ending December 31, 2005. During the nine month period ending September 30, 2005, the Company also received cash proceeds from the sale of miscellaneous fixed assets of the discontinued component totaling $65,020. All proceeds from the sale of intangible assets and tangible assets and intangible fixed assets have now been recorded.

All other fixed assets of Armor Insurance Group, Inc. were sold during the first quarter of 2005. The assets were comprised primarily of office condominium units in Ellicott City, Maryland. The Company realized a pretax net gain on sale from the sale of those assets of $31,227.

NOTE 4 - Earnings Per Share
         ------------------

Earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding, less unearned ESOP shares, during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, including any potentially dilutive common shares outstanding, such as options and warrants. At September 30, 2005, the Company had 86,900 options outstanding. None of the outstanding options had any antidilutive effects on earnings per share for the nine months ended September 30, 2005 or September 30, 2004. Earnings per share amounts have been given retroactive effect to the two-for-one stock split declared on March 30, 2005 and paid on April 30, 2005.

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

                The option strike price was equal to the market price of the common stock at the date of the grant for all options granted; accordingly, no compensation expense related to options was recognized. If the Company had applied a fair value based method to recognize compensation cost for the options granted, net income and earnings per share would have been changed to the following pro forma amounts for the period ended September 30, 2005 and 2004:

                                                               Nine months ended               Three months ended
                                                            ------------------------        ------------------------
                                                             Sept 30        Sept 30         Sept 30          Sept 30
                                                              2005            2004            2005            2004
                                                            --------        --------        --------        --------

     Net income - as reported                               $444,475        $325,449        $145,610        $146,130

     Deduct:  Total stock-based compensation determined
       under fair value based method for all awards,
       net of related income tax effects                           -          (4,812)              -               -
                                                            --------        --------        --------        --------
     Pro forma net income                                   $444,475        $320,637        $145,610        $146,130
                                                            ========        ========        ========        ========


     Earnings (loss) per share:
       Basic - as reported                                  $    .59        $    .44        $    .19        $    .20
                                                            ========        ========        ========        ========
       Basic - pro forma                                    $    .59        $    .43        $    .19        $    .20
                                                            ========        ========        ========        ========

       Diluted - as reported                                $    .58        $    .43        $    .18        $    .19
                                                            ========        ========        ========        ========
       Diluted - pro forma                                  $    .58        $    .42        $    .18        $    .19
                                                            ========        ========        ========        ========


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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         FOR THE NINE AND THREE MONTH PERIODS ENDED SEPTEMBER 30, 2005
         -------------------------------------------------------------


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

Changes in Financial Condition

         The Company's total assets of $134.0 million at September 30, 2005 reflect an increase of $11.2 million as compared to $122.8 million at December 31, 2004. The increase in assets was comprised mainly of increases in loans receivable, net, cash and cash equivalents, investment in Federal Home Loan Bank stock and prepaid and other assets of $11.3 million, $2.6 million, $244,000 and $129,000, respectively, partially offset by declines in securities available for sale, securities held to maturity, property and equipment, and assets held for sale of $1.3 million, $1.3 million, $207,000 and $363,000, respectively.

         The increase in the Company's liabilities was due primarily to increases in deposits and borrowed funds from the Federal Home Loan Bank of $5.9 million and $5.2 million, respectively, partially offset by a decline of $230,000 in accounts payable and other liabilities. Changes in the components of major assets, liabilities and equity are discussed herein.

         Cash and Cash Equivalents. Cash and cash equivalents, which include interest-bearing deposits in other banks with original maturities of less than three months, overnight investment funds with no stated maturity and Federal funds sold, totaled approximately $9.9 million at September 30, 2005, an increase of $2.6 million or 35.7% as compared to $7.3 million at December 31, 2004. The increase is due primarily to the Bank holding short-term funds available to meet current and expected future loan demand.

         Investment Securities Available for Sale. Investment securities available for sale decreased by $1.3 million or 21.9% to $4.6 million at September 30, 2005 as compared to $5.9 million at December 31, 2004. This is the result of normal principal payments on mortgage-backed securities. Cash flows from the principal repayments on investment securities available for sale were used to fund new loan originations during the period.

         Securities Held to Maturity. Securities held to maturity decreased by $1.3 million or 13.8% to $8.0 million at September 30, 2005 as compared to $9.3 million at December 31, 2004. The decrease is the result of normal principal payments on mortgage-backed securities. Cash flows from the principal repayments on investment securities held to maturity were used to fund new loan originations during the period.

         Loans Receivable, Net. Net loans receivable at September 30, 2005 totaled $102.5 million, an increase of $11.3 million or approximately 12.4%, as compared to $91.2 million at December 31, 2004. Originations of $51.2 million, which includes $28.9 million of consumer loans including home equity loans, $862,000 in first mortgage loans on one to four family residences and $21.4 million of commercial loans in the Bank's prime lending area were offset by principal repayments and loan participations sold totaling $39.9 million.

         Assets Held for Sale. Assets held for sale totaled $0 at September 30, 2005 as compared to $363,000 as of December 31, 2004. The decrease is the result of the sale of property and equipment previously owned by Armor Insurance Group, Inc., a wholly owned subsidiary of the Company, that was sold during October, 2004.

         Bank Owned Life Insurance. The cash value of Bank Owned Life Insurance policies owned by the bank increased to $2.20 million at September 30, 2005 from $2.13 at December 31, 2004, an increase of 3.0%.

         During July 2003, the Company entered into an investment in Bank Owned Life Insurance (BOLI) with an original cash value of $2,000,000. The investment was made in the form of insurance policies on the life of the Company's president in the amount of $1 million and on the lives of four senior executive officers of the Bank in the amount of $250,000 each. The income derived from this investment is used to fund benefits for employees and directors of the Bank, including Endorsement Method Split Dollar Life Insurance Plans that provide death benefits to the Bank and all insured employees, a contribution of up to $50,000 per year to a Supplemental Employee Retirement Plan (SERP) for the president, and other benefits as determined from time to time by the board of directors.

         Deposits. Total deposits, after interest credited, increased by $5.9 million or 6.6% to $94.5 million at September 30, 2005, as compared to $88.6 million at December 31, 2004. The increase was primarily due to increased new deposit activity at the two newest bank branch locations, the addition of new money market and CD deposit products, and normal cyclical trends in core deposit volumes related primarily to customer payroll cycles. These factors resulted in increases in non-interest bearing checking and money market account balances of $2.9 million, $5.8 million, respectively, which were partially offset by decreases in regular savings balances and certificates of deposit of $2.2 million and $558,000, respectively.

         FHLB Advances. FHLB advances totaled $24.7 million at September 30, an increase of $5.2 million or 26.7% compared to $19.5 million at December 31, 2004. The increase was the result of the Bank using FHLB advances to help fund increased loan demand.

         Stockholders' Equity. Stockholders' equity totaled $11.06 million at September 30, 2005, an increase of $431,000 from $10.63 million at December 31 2004. The increase was due to net income from operations during the period of $444,000 partially offset by a decrease in accumulated other comprehensive income of $13,000 resulting from a decrease in the estimated fair value of investment securities available for sale.

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

         The Company also maintains external sources of funds, which can be drawn upon when required to meet liquidity needs. The primary source of external liquidity is a line of credit for $33,510,000 from the Federal Home Loan Bank of Atlanta, of which approximately $8,810,000 was available to fund liquidity needs at September 30, 2005. Based upon its liquidity analysis, including external sources of available liquidity, management believes the liquidity position is appropriate at September 30, 2005.

         The following is a schedule of significant commitments at September 30, 2005:

                                                                  (In thousands)
Commitments to extend credit:
    Commitments to originate residential mortgages                   $   140
    Commitments to originate non-residential, commercial mortgages     2,609
    Commitments to originate non-mortgage commercial loans               200
    Unused home equity lines of credit                                21,055
    Unused commercial lines of credit                                  3,036
    Commercial Letters of Credit                                         200
    Other commitments to extend credit                                 4,886
                                                                     -------

                                                                     $32,126
                                                                     =======


Results of Operations for the Nine Months Ended September 30, 2005 and 2004

         Net Income. The Company recorded net income of $444,000 for the nine-month period ended September 30, 2005, as compared to $325,000 for the same period in 2004, representing a

$119,000 or 36.6% increase. Net interest income increased $419,000, noninterest income decreased by $185,000, and the net gain from discontinued operations (Armor Insurance Group, Inc.) increased by $100,000, while noninterest expense increased by $206,000, the provision for loan losses decreased by $2,000, and the provision for income taxes on continuing operations increased by $11,000. Changes in the components of income and expense are discussed herein.

         Net Interest Income Net interest income increased $419,000 or 16.2% for the nine-month period ended September 30, 2005, as compared to the same period in 2004. The average balance of interest-earning assets increased $5.9 million or 5.3%, and the average yield thereon increased by 54 basis points. The average balance of interest-bearing liabilities increased $4.7 million or 4.3%, and the average rate paid thereon increased 24 basis points. The increases in interest-earning assets and interest-bearing liabilities are attributed to positive cash flow resulting from the increase in deposit volume at all of the Bank's office locations and to an increase in short-term borrowings. The average yield on interest-earning assets increased more than the average cost of interest-bearing liabilities due to the improved loan growth at the Bank and the fact that during this period the Bank's interest-earning assets repriced more rapidly than interest-bearing liabilities as the Federal Reserve began raising interest rates in mid-2004. The net interest rate spread, which is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, increased to 3.38% for the nine-month period ended September 30, 2005 from 3.08% for the same period in 2004. The increase in the net interest rate spread is primarily due to the fact that interest-earning assets repriced more rapidly than interest-bearing liabilities during a rising rate environment.

         Interest Income. Interest income increased $696,000 or 16.5% to $4.92 million for the nine-month period ended September 30, 2005, as compared to $4.22 million for the same period in 2004.

         Interest on loans receivable increased $847,000 or 24.0% for the nine-month period ended September 30, 2005, as compared to the same period in 2004. The increase is the result of a $14.4 million increase in the average balance of loans receivable and a 33 basis point increase in the average yield on loans.

         Interest income on investment securities decreased by $152,000 or 21.6% for the nine-month period ended September 30, 2005, as compared to the same period in 2004. The decrease is the result of a $8.5 million or 31.4% decline in the average balance of investment securities, partially offset by a 49 basis point increase in the average yield thereon.

         The average yield on interest-earning assets was 5.63% and 5.09% for the nine-month periods ended September 30, 2005 and 2004, respectively.

         Interest Expense. Interest expense totaled $1.91 million for the nine-month period ended September 30, 2005, as compared to $1.64 million for the same period in 2004, an increase of $276,000, or 16.9%. The average balance of interest-bearing liabilities increased $4.7 million or 4.3% while the average rate paid thereon increased by 24 basis points

         Interest expense on deposits increased $79,000 or 7.3% for the nine-month period ended September 30, 2005, as compared to the same period in 2004. The increase was due to an increase of $1.3 million in the average balance of deposits and an increase in the cost of deposits of 9 basis points.

         Interest on borrowed funds increased by $197,000 or 35.2% for the nine-month period ended September 30, 2005, as compared to the same period in 2004. The increase was due to an increase in the average balance of advances outstanding of $3.4 million or 18.7% and an increase in the cost of borrowed funds of 56 basis points. The Company uses FHLB advances as a funding source to supplement deposits, which are the Company's primary source of funds.

         The average cost of interest-bearing liabilities was 2.25% and 2.01% for the nine-month periods ended September 30, 2005 and 2004, respectively.

         Provision for Loan Losses. During the nine-month period ended September 30, 2005 and 2004, the Company established provisions for loan losses of $242,000 and $244,000, respectively. This reflected management's evaluation of the underlying credit risk of the loan portfolio and the level of allowance for loan losses. The bulk of loan growth between periods has come in lower risk commercial real estate and residential real estate secured loans as compared to consumer automobile loans and commercial loans secured by business assets other than real estate.

         At September 30, 2005, the allowance for loan losses totaled $705,000 or .68% and 269.1% of total loans and total non-performing loans, respectively, as compared to $611,000 or .83% and 1971.0%, respectively, at September 30, 2004. The Bank's non-performing loans (non-accrual loans and accruing loans 90 or more days overdue) totaled $262,000 and $113,000 at September 30, 2005 and 2004, respectively, which represents .25% and .12% of the Bank's total loans, respectively. The Bank's ratio of non-performing loans to total assets was .20% and .09% at September 30, 2005 and 2004, respectively.

         Noninterest Income. Total noninterest income, primarily fees and service charges, decreased $186,000 or 8.3% for the nine-month period ended September 30, 2005, as compared to the same period in 2004. This decrease is primarily attributed to a lower number of overdraft items to customer checking accounts offset partially by an 11% increase to the per item overdraft charge, implemented during the period, as compared to the period ending September 30, 2004. The Bank places an emphasis on charging appropriate fees for services, such as ATM fees, insufficient funds fees, and interchange income generated by customers' use of check cards.

         Noninterest Expense. Total noninterest expense increased by $206,000 or 5.0% for the nine-month period ended September 30, 2005, as compared to the same period in 2004. This increase was attributable to an increase of $216,000 or 10.6% in compensation and benefits resulting from addition of employees at the Bank, increased cost for employee insurance programs, and normal cost of living increases. Additionally, there were increases of $18,000 or 8.7% in advertising and marketing expense and $6,000 or 3.1% in professional fees, partially offset by decreases of $28,000 and $6,000 in office operations and other operating expenses, respectively.

         Net Gain on Discontinued Operations - The net gain on discontinued operations for the nine-month period ending September 30, 2005 reflects the performance of the Company's wholly owned subsidiary Armor Insurance Group, Inc. (Armor) which was sold on October 1, 2004. The net gain for the nine-month period ended September 30, 2005 increased by $100,000 or 313.8% from the nine-month period ending September 30, 2004. This increase resulted from gains on the sale of property, equipment, and intangible assets previously owned by Armor.

         Income Tax Expense. The provision for income taxes on continuing operations totaled $182,000 for the nine-month period ended September 30, 2005, as compared to $172,000 for the same nine-month period in 2004. The $10,000 or 6.2% increase is the result of increased net taxable income.

Results of Operations for the Three Months Ended September 30, 2005 and 2004

         Net Income. The Company recorded net income of $146,000 for the three-month period ended September 30, 2005, virtually the same as for the same period in 2004. Net interest income increased $97,000 and noninterest income decreased by $85,000, while noninterest expense increased by $26,000, the provision for loan losses decreased by $17,000, and the provision for income taxes on continuing operations increased by $4,000. Changes in the components of income and expense are discussed herein.

         Net Interest Income Net interest income increased $97,000 or 10.5% for the three-month period ended September 30, 2005, as compared to the same period in 2004. The average balance of interest-earning assets increased $7.2 million or 6.4%, and the average yield thereon increased by 62 basis points. The average balance of interest-bearing liabilities increased $6.2 million or 5.6%, and the average rate paid thereon increased 53 basis points. The increases to interest-earning assets and interest-bearing liabilities are attributed to positive cash flows resulting from an increase in average deposits of $2.4 million or 2.7% and an increase in short-term borrowings of $3.8 million or 18.9%. The average yield on interest-earning assets increased more than the average cost of interest-bearing liabilities due to the improved loan growth at the Bank and the fact that the Bank's interest-earning assets repriced more rapidly than interest-bearing liabilities during this period as the Federal Reserve began raising interest rates in mid-2004. The net interest rate spread, which is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, increased to 3.33% for the three-month period ended September 30, 2005 from 3.23% for the same period in 2004. The increase in the net interest rate spread is primarily due to the fact that interest-earning assets repriced more rapidly than interest-bearing liabilities during a rising rate environment.

         Interest Income. Interest income increased $280,000 or 19.1% to $1.75 million for the three-month period ended September 30, 2005, as compared to $1.47 million for the same period in 2004.

         Interest on loans receivable increased $308,000 or 24.6% for the three-month period ended September 30, 2005, as compared to the same period in 2004. The increase is the result of a $12.8 million increase in the average balance of loans receivable and a 50 basis point increase in the average yield on loans.

         Interest income on investment securities decreased by $27,000 or 12.6% for the three-month period ended September 30, 2005, as compared to the same period in 2004. The decrease is the result of a $5.5 million or 23.4% decline in the average balance of investment securities, partially offset by a 51 basis point increase in the average yield thereon.

         The average yield on interest-earning assets was 5.85% and 5.23% for the three-month periods ended September 30, 2005 and 2004, respectively.

         Interest Expense. Interest expense totaled $733,000 for the three-month period ended September 30, 2005, as compared to $550,000 for the same period in 2004, an increase of $183,000, or 33.4%. The average balance of interest-bearing liabilities increased $6.2 million or 5.6% while the average rate paid thereon increased by 53 basis points.

         Interest expense on deposits increased $76,000 or 21.0% for the three-month period ended September 30, 2005, as compared to the same period in 2004. The increase was due to an increase of $2.4 million or 2.7% in average deposits and a 29 basis points increase in the average cost of deposits.

         Interest on borrowed funds increased by $107,000 or 57.2% for the three-month period ended September 30, 2005, as compared to the same period in 2004. The increase was due to an increase in the average balance of advances outstanding of $3.8 million or 18.9% and an increase in the cost of borrowed funds of 122 basis points. The Company uses FHLB advances as a funding source to supplement deposits, which are the Company's primary source of funds.

         The average cost of interest-bearing liabilities was 2.52% and 2.00% for the three-month periods ended September 30, 2005 and 2004, respectively.

         Provision for Loan Losses. During the three-month period ended September 30, 2005 and 2004, the Company established provisions for loan losses of $70,000 and $87,000, respectively. This reflected management's evaluation of the underlying credit risk of the loan portfolio and the level of allowance for loan losses.

         Noninterest Income. Total noninterest income, primarily fees and service charges, decreased $85,000 or 10.3% for the three-month period ended September 30, 2005, as compared to the same period in 2004. This decrease is primarily attributed to fewer insufficient funds charges on customer checking account overdrafts offset partially by an 11% increase in the per item overdraft charge as compared to the period ending September 30, 2004. The Bank places an emphasis on charging appropriate fees for services, such as ATM fees, insufficient funds fees, and interchange income generated by customers' use of check cards.

         Noninterest Expense. Total noninterest expense increased by $26,000 or 1.8% for the three-month period ended September 30, 2005, as compared to the same period in 2004. This increase was attributable to increases of $42,000 or 5.8% in compensation and benefits resulting from addition of employees at the Bank, increased cost for employee insurance programs, and normal cost of living increases, and $11,000 or 16.7% in other operating expenses. The increases were partially offset by decreases in other expense categories primarily office occupancy expenses which decreased by $13,000 or 4.6%.

         Income Tax Expense. The provision for income taxes on continuing operations totaled $89,000 for the three-month period ended September 30, 2005, as compared to $85,000 for the same three-month period in 2004. The $4,000 or 4.2% increase is the result of increased net taxable income.


Capital Requirements

         The Bank is subject to federal regulations that impose certain minimum capital requirements. Quantitative measures, established by regulation to ensure capital adequacy, require the Bank to maintain amounts and ratios of tangible and core capital to adjusted total assets and of total risk-based capital to risk-weighted assets. On September 30, 2005, the Bank was in compliance with all of its regulatory capital requirements.

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

ITEM 3.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rule 13-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-QSB such disclosure controls and procedures are effective.


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

                           PART II - OTHER INFORMATION

 Item 1. Legal Proceedings.
         -----------------

         The Registrant and its subsidiaries, from time to time, may be a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which BUCS Federal Bank, the wholly-owned subsidiary of the Registrant, holds security interests, claims involving the making and servicing of real property loans, and other issues incident to its business. There were no lawsuits pending or known to be contemplated at September 30, 2005 that would have a material effect on operations or income.

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

                                                 BUCS FINANCIAL CORP



     Date: November 11, 2005           By: /s/Herbert J. Moltzan
                                           -------------------------------------
                                           Herbert J. Moltzan
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

          Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/Herbert J. Moltzan                            /s/Matthew J. Ford
-------------------------------------            -------------------------------
Herbert J. Moltzan                               Matthew J. Ford
President and Chief Executive Officer            Chief Financial Officer


Date: November 11, 2005                          Date: November 11, 2005