Form 10KSB
period 2005-12-31
BUCS FINANCIAL CORP
filed 2006-03-31
CIK 1125813

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934
     For the fiscal year ended              December 31, 2005
                                ------------------------------------------------

                                      -OR-

[X] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ___________ to _____________.

                         Commission File Number:         0-32437
                                                 ------------------------

                               BUCS Financial Corp
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

             Maryland                                     52-2269586
-------------------------------------------           -------------------
(State or Other Jurisdiction of                        (I.R.S. Employer
 Incorporation or Organization)                       Identification No.)

10455 Mill Run Circle, Owings Mills, Maryland               21117
---------------------------------------------           ------------
(Address of Principal Executive Offices)                 (Zip Code)

Issuer's Telephone Number, Including Area Code:      (443) 394-0047
                                                 ----------------------

Securities registered under Section 12(b) of the Exchange Act:     None
                                                                -----------

Securities registered under Section 12(g) of the Exchange Act:
                     Common Stock, par value $0.10 per share
                    -----------------------------------------
                                (Title of Class)

         Check  whether the issuer is not required to file  reports  pursuant to
Section 13 or 15(d) of the Exchange Act. |_|

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                                      ---    ---

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12d-2 of the Exchange Act) |_|

         State issuer's revenues for its most recent fiscal year:  $9.6 million.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked price of the registrant's Common Stock on March 1, 2006, was $9.3 million.

         As of March 31, 2006, there were 882,108 outstanding shares of the registrant's Common Stock.

         Transitional Small Business Disclosure Format (check one): YES    NO X
                                                                       ---   ---

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year ended December 31, 2005. (Part II)
2.   Portions  of  the  Proxy   Statement   for  the  2006  Annual   Meeting  of
     Stockholders. (Part III)

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

         At December 31, 2005, the Company had total assets, deposits, and stockholders' equity of $138.6 million, $95.6 million, and $11.3 million, respectively. The Bank attracts deposits from the general public and uses these deposits primarily to originate loans and to purchase investment, mortgage-backed and other securities. The principal sources of funds for the Bank's lending and investing activities are deposits, FHLB advances, the repayment and maturity of loans and sale, maturity, and call of securities. The principal source of income is interest on loans and investment and mortgage-backed securities. The principal expense is interest paid on deposits and FHLB advances.

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

                                                         At December 31,
                                            -----------------------------------------
                                                 2005                         2004
                                            -----------------      ------------------
                                            Amount    Percent      Amount     Percent
                                            ------    -------      ------     -------
                                                      (Dollars in thousands)
Type of Loans:
-------------
Mortgage loans:
  Residential.......................       $19,632      17.96%    $20,352      22.15%
  Land..............................             2       0.01           3       0.01
  Commercial real estate............        24,115      22.16       9,117       9.92

Commercial loans....................         4,358       3.88       5,529       6.02

Consumer loans:
--------------
  Home equity loans.................        38,920      35.60      32,677      35.56
  Secured loans.....................        18,900      17.29      20,415      22.22
  Other.............................         3,384       3.10       3,804       4.12
                                          --------     ------     -------     ------
Total loans.........................       109,311     100.00%     91,897     100.00%
                                                       ======                 ======
Less:
  Allowance for loan losses.........          (732)                  (682)
                                          --------                -------
Total loans, net....................      $108,579                $91,215
                                          ========                =======

         Loan Maturity Schedule. The following table sets forth the maturity or repricing of the Bank's loan portfolio at December 31, 2005. Demand loans, loans having no stated maturity and overdrafts are shown as due in one year or less.

                                                                                         Auto and
                                                   Commercial                   Home      Other
                            Residential     Land   Real Estate   Commercial     Equity   Consumer      Total
                            -----------     ----   ------------  ----------     ------   --------      -----
                                                               (In thousands)
Amounts Due:
Within 1 Year.........         $     3      $ --      $ 6,125       $1,452     $   152    $   944   $  8,676
                               -------      ----      -------       ------     -------    -------   --------
After 1 year:
  1 to 3 years........              66        --        1,069          180         258      5,338      6,911
  3 to 5 years........           1,550         2        1,295        1,402         996     13,745     18,990
  5 to 10 years.......           2,869        --        1,987        1,324      30,984      1,435     38,599
  10 to 15 years......           7,588        --        1,021           --       6,074         68     14,751
  Over 15 years.......           7,556        --       12,618           --         456        754     21,384
                               -------      ----      -------       ------     -------    -------   --------
Total due after
   one year...........          19,629         2       17,990        2,906      38,768     21,340    100,635
                               -------      ----      -------       ------     -------    -------   --------
Total amount due......         $19,632      $  2      $24,115       $4,358     $38,920    $22,284   $109,311
                               =======      ====      =======       ======     =======    =======   ========

         The following table sets forth the dollar amount of all loans at December 31, 2005 which have pre- determined interest rates and which have floating or adjustable interest rates.

                                                    Floating or
                                    Fixed Rates  Adjustable Rates      Total
                                    -----------  ----------------     -------
                                                   (In thousands)
Residential.........................  $17,713         $1,919          $19,632
Land................................        2             --                2
Commercial real estate..............   18,322          5,793           24,115
Commercial..........................    3,358          1,000            4,358
Home equity loans...................   14,231         24,689           38,920
Auto and other consumer.............   22,284             --           22,284
                                      -------        -------         --------
  Total.............................  $75,910        $33,401         $109,311
                                      =======        =======         ========

         Consumer Loans. As of December 31, 2005, consumer loans amounted to $61.2 million or 56.0% of the Bank's total loan portfolio and consisted primarily of home equity loans and auto loans. To a lesser extent, the Bank originates personal loans (secured and unsecured), savings secured loans (deposit loans), and personal lines of credit. Consumer loans are originated in the Bank's market area and generally have maturities of up to 15 years for home equity loans and up to 5 years for other consumer loans. For savings secured loans, the Bank will generally lend up to 100% of the account balance.

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

         The commercial real estate loan portfolio grew by $15.0 million or 164.5% during 2005 and totaled $24.1 million at December 31, 2005. It is management's intention to continue emphasizing the origination of commercial real estate loans.

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

         The Bank's commercial loan portfolio dropped from $5.5 million at December 31, 2004 to $4.3 million at December 31, 2005 primarily due to an emphasis on commercial real estate lending in 2005.

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

         Loans to One Borrower. Under federal law, savings institutions have, subject to certain exemptions, lending limits to one borrower in an amount equal to the greater of $500,000 or 15% of the institution's unimpaired capital and surplus. As of December 31, 2005, the Bank's largest aggregation of loans to one borrower was $1,727,798, consisting primarily of mortgages against two commercial real estate properties. Other significant relationships in the amounts of $1,612,000 and $1,564,250 exist with two other customers whose loans are secured by commercial real estate and residential real estate, respectively.

         Loan Commitments. The Bank gives written commitments to prospective borrowers on all approved real estate loans. Generally, the commitment requires acceptance within 60 days of the date of the issuance. The total amount of the Bank's commitments to extend credit for mortgage loans as of December 31, 2005, was $24.5 million including commitments on lines of credit of $23.9 million.

Non-performing Loans and Problem Assets

         Loans are reviewed on a regular basis and are placed on a non-accrual status when they are more than 90 days delinquent. Loans may be placed on a non-accrual status at any time if, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. At December 31, 2005, the Bank had $114,894 of loans that were held on a non-accrual basis.

         Non-Performing Assets. The following table provides information regarding the Bank's non- performing loans and other non-performing assets at the dates indicated. As of both of the dates indicated, the Bank did not have any troubled debt restructurings within the meaning of Statement of Financial Accounting Standards No. 15.

                                                                                  At December 31,
                                                                               --------------------
                                                                                2005          2004
                                                                                ----          ----
                                                                                 (In thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans.......................................................          $   -         $   -
Consumer loans:
  Home equity loans...................................................            34            46
  Other consumer......................................................            81            52
                                                                               -----         -----
Total.................................................................         $ 115         $  98
                                                                               =====         =====
Accruing loans which are contractually past due 90 days or more:
Mortgage loans.......................................................          $   -         $   -
Consumer loans.......................................................              -             -
                                                                               -----         -----
Total.................................................................         $   -         $   -
                                                                               =====         =====
Total non-performing loans............................................         $ 115         $  98
                                                                               =====         =====
Other non-performing assets...........................................         $   -         $   -
                                                                               =====         =====
Total non-performing assets...........................................         $ 115         $  98
                                                                               =====         =====
Total non-performing loans to net loans...............................          0.11%         0.11%
                                                                               =====         =====
Total non-performing loans to total assets............................          0.08%         0.08%
                                                                               =====         =====
Total non-performing assets to total assets...........................          0.08%         0.08%
                                                                               =====         =====

         For the year ended December 31, 2005, the amount of interest that would have been recorded on loans accounted for on a non-accrual basis if those loans had been current according to the original loan agreements for the entire year was $5,121. This amount was not included in the Bank's interest income for the year.

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

         Management's evaluation of the classification of assets and the adequacy of the allowance for loan losses is reviewed by the Board on a regular basis and by the regulatory agencies as part of their examination process. The following table discloses the Bank's classification of its assets as of December 31, 2005. At December 31, 2005, all of the classified assets were loans.

                                               At December 31, 2005
                                               --------------------
                                                 (In thousands)

      Substandard....................                  $655
      Doubtful.......................                   132
      Loss...........................                    65
                                                       ----
        Total........................                  $852
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

         Provisions for losses are charged against earnings in the period they are established. The Bank made $354,859 in provisions for loan losses for the year ended December 31, 2005.

         While the Bank believes it has established its existing allowance for loan losses in accordance with accounting principles generally accepted in the United States, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to significantly increase its allowance for loan losses, or that general economic conditions, a deteriorating real estate market, or other factors will not cause the Bank to significantly increase its allowance for loans losses, which would negatively affect the Bank's financial condition and earnings.

         In making loans, the Bank recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a secured loan, the quality of the security for the loan.

         The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:

                                                           At December 31,
                                                     -------------------------
                                                       2005            2004
                                                     ---------       ---------
                                                          (In thousands)
Allowance balance (at beginning of period) .....     $     682       $     631
                                                     ---------       ---------
Provision for loan losses ......................           355             294
                                                     ---------       ---------
Charge-offs:
  Commercial ...................................           (68)              -
  Consumer .....................................          (301)           (301)
Recoveries .....................................            64              58
                                                     ---------       ---------
Net charge-offs ................................          (305)           (243)
                                                     ---------       ---------
Allowance balance (at end of period) ...........     $     732       $     682
                                                     =========       =========

Total loans outstanding ........................     $ 109,312       $  91,898
                                                     =========       =========
Average loans outstanding ......................     $ 100,981       $  85,848
                                                     =========       =========
Allowance for loan losses as
  a percent of total loans outstanding .........          0.67%           0.74%
                                                     =========       =========
Net loans charged off as a percent of
average loans outstanding ......................          0.30%           0.28%
                                                     =========       =========

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

                                                     At December 31,
                                        ---------------------------------------------
                                                2005                  2004
                                        --------------------   ----------------------
                                                  Percent of              Percent of
                                                   Loans to                Loans to
                                        Amount   Total Loans    Amount    Total Loans
                                        ------   -----------    ------    -----------
                                                 (Dollars in thousands)
At end of period allocated to:
Mortgage loans:
Residential:
  Permanent........................       $ 28        17.97%      $  -        22.14%
  Commercial real estate...........        214        22.16         70         9.88

  Commercial loans.................         38         3.88        148         6.02

Consumer Loans:
  Home equity loans................         25        35.60         73        35.61
  Auto loans.......................        315        17.29        210        22.21
  Other............................        112         3.10        181         4.14
                                          ----       ------       ----       ------
Total allowance....................       $732       100.00%      $682       100.00%
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

         Investment Securities. The Bank maintains a portfolio of investment securities, classified as either available for sale or held to maturity. At December 31, 2005, all of the Bank's investment securities consisted of U.S. government agency, government-sponsored entity obligations, mortgage- backed securities, and collateralized mortgage obligations with varying characteristics as to rate, maturity and call provisions. Callable securities, representing 100% of the Bank's U.S. government agency securities, totaled approximately $1.0 million at December 31, 2005 and could reduce the Bank's investment yield if called prior to maturity. At December 31, 2005, the Bank did not have any investments in the obligations of state or local governments.

         The mortgage-backed securities in the Bank's portfolio are classified as either available for sale or held to maturity. The securities are participation certificates that are secured by interest in pools of mortgages. At December 31, 2005, the Bank held mortgage-backed securities that were issued and guaranteed by the Government National Mortgage Association ("GNMA"), FannieMae and FreddieMac.

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

         Other securities used by the Bank, but not necessarily included in the investment portfolio, consist of equity securities, interest-bearing deposits and federal funds sold. Equity securities owned at December 31, 2005 consisted of a $1,583,500 investment in FHLB of Atlanta common stock (this amount is not shown in the securities portfolio). As a member of the FHLB of Atlanta, ownership of FHLB of Atlanta common shares is required. The remaining securities provide diversification and complement the Bank's overall investment strategy.

         The following table sets forth the carrying value of the Bank's investment securities portfolio at the dates indicated.

                                                                                  At December 31,
                                                                             -------------------------
                                                                                2005            2004
                                                                               -------         -------
                                                                               (Dollars in thousands)
Securities Held to Maturity:
---------------------------
 Mortgage-backed securities.............................................       $ 7,533         $ 9,083
 Collateralized mortgage obligations....................................            91             203
                                                                               -------         -------
 Total securities held to maturity......................................         7,624           9,286
                                                                               -------         -------

Securities Available for Sale (at fair value):
---------------------------------------------
 U.S. government agency and government-sponsored entity securities .....           980             990
 Mortgage-backed securities.............................................         3,241           4,939
                                                                               -------         -------
 Total securities available for sale....................................         4,221           5,929
                                                                               -------         -------

 Total..................................................................       $11,845         $15,215
                                                                               =======         =======

         The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Bank's investment and mortgage-backed securities portfolio at December 31, 2005.

                                                                At December 31, 2005
                               ----------------------------------------------------------------------------------------------------
                                                                                         More than
                               One Year or Less  One to Five Years Five to Ten Years     Ten Years     Total Investment Securities
                               ----------------- ----------------- ----------------- ----------------- ----------------------------
                               Amortized Average Amortized Average Amortized Average Amortized Average Amortized Average Estimated
                                 Cost     Yield     Cost    Yield     Cost    Yield     Cost    Yield     Cost    Yield  Fair Value
                                ------   ------    ------  -------   ------  -------   ------  -------   ------  ------- ----------
                                                                 (Dollars in thousands)
U.S. government agency and
  government-sponsored
  entity securities............ $     -       -%    $1,000   3.50%      $  -      -%   $     -      -%   $ 1,000   3.50%   $   980

Collateralized mortgage
   obligations.................      12    4.33         79   3.77          -      -          -      -         91   3.84         90

Mortgage-backed securities(1)..       -       -        123   5.00        436   5.00     10,229   4.53     10,788   4.56     10,459
                                -------   -----      -----   ----        ---   ----     ------   ----     ------   ----     ------

  Total........................ $    12    4.33%    $1,202   3.67%      $436   5.00%   $10,229   4.53%   $11,879   4.46%   $11,529
                                 ======   ====       =====  ====         ===  ====      ======  ====      ======  ====      ======

--------------------------------
(1)  The   totals  include  approximately  $3,787  million  of  adjustable  rate securities that reprice annually.

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

         Deposits. The following table sets forth for the years ended December 31, 2005 and 2004 the average amount of and average rate paid on deposits.

                                                Average                                Average
                                            Balance for the                        Balance for the
                                               year ended          Weighted           year ended          Weighted
                                              December 31,          Average          December 31,          Average
Category                                          2005           Interest Rate           2004           Interest Rate
--------                                         ------          -------------          ------          -------------
                                                                       (Dollars in thousands)
Checking accounts........................        $14,940                --%             $11,073                --%
Money Market and floating rate
   IRA accounts..........................         24,070              1.92               20,653              1.24
Savings accounts.........................         27,573              0.51               28,536              0.53
Certificates of deposit..................         25,429              3.78               28,425              3.58
                                                 -------                                -------
             Total.......................        $92,012                                $88,687
                                                 =======                                =======

         The following table shows the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2005.


                                                                 Certificates
Maturity Period                                                   of Deposit
---------------                                                   ----------
                                                                (In thousands)
Within three months................................                $  950
Three through six months...........................                   458
Six through twelve months..........................                   369
Over twelve months.................................                 3,670
                                                                   ------
                                                                   $5,447
                                                                   ======

         Borrowings. The Bank, as the need arises or in order to take advantage of funding opportunities, borrows funds in the form of advances from the FHLB to supplement its supply of funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by the Bank's stock in the FHLB and a portion of the Bank's residential mortgage loans and may be secured by other assets, mainly securities which are obligations of or guaranteed by the U.S. Government. Short-term advances at December 31, 2005 totaled $18.8 million. See
Note 7 to the Consolidated Financial Statements.

         The following table sets forth certain information regarding Bank's borrowed funds.


                                                                        Year Ended December 31,
                                                                    -------------------------------
                                                                        2005               2004
                                                                    ------------       ------------
                                                                            (In thousands)
FHLB Advances:
Average balance outstanding...............................            $22,928             $21,879
Maximum amount outstanding
  at any month-end during the year........................             27,700              21,500
Balance outstanding at end of year........................             27,700              19,500
Weighted average interest rate during the year............               3.84%               3.03%
Weighted average interest rate at end of year.............               3.97%               2.92%

Contractual Obligations

         Payments due by period for the Company's contractual obligations (other than deposit accounts with no stated maturity) at December 31, 2005 are presented below:

                                                                   After 1          After 3
                                                   Within         but Within       but Within        After
                                                   1 Year          3 Years          5 Years         5 Years           Total
                                                  -------         ---------         -------         -------          ------
                                                                                 (In thousands)
Time deposits...............................      $ 9,099           $12,696           $1,773         $    0         $23,568
Junior subordinated debentures..............            -             3,000               --              -           3,000
Federal Home Loan Bank advances.............       18,800             7,400               --          1,500          27,700
Operating lease obligations.................           83               176              127              -             386
Purchase obligations........................            -                 -               --              -               -
                                                  -------           -------           ------         ------         -------
    Total contractual obligations...........      $27,982           $23,272           $1,900         $1,500         $54,654
                                                  =======           =======           ======         ======         =======

Subsidiary Activity

         The Bank is permitted to invest its assets in the capital stock of, or originate secured or unsecured loans to, subsidiary corporations. In addition to the Bank, the Company has one other subsidiary, BUCS Financial Capital Trust I, which was formed to sell trust preferred securities.

Personnel

         As of December 31, 2005, the Bank had 46 full-time employees and 2 part-time employees. The Bank believes its relationship with its employees to be satisfactory.

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

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) "Tier 1" or "core" capital equal to at least 4% (3% if the institution has received the highest rating, "composite 1 CAMELS," on its most recent examination) of total adjusted assets, and (3) risk-based capital equal to 8% of total risk-weighted assets. The Bank was in compliance with these regulatory capital standards at December 31, 2005.

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

         Qualified Thrift Lender Test. Federal savings institutions must meet a qualified thrift lender ("QTL") test or they become subject to the business activity restrictions and branching rules applicable to national banks. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owners' Loan Act by maintaining at least 65% of its "portfolio assets" in certain "Qualified Thrift Investments" (defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans, and 50% of certain community development loans). For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets equal to 10% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. The Bank met the QTL test as of December 31, 2005 and in each of the last 12 months and, therefore, qualifies as a QTL.

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

Item 1A. Risk Factors
---------------------

         The following is a summary of the material risks of an investment in the Company's securities.

We realize income primarily from the difference between interest earned on loans and investments and interest paid on deposits and borrowings, and changes in interest rates may adversely affect our profitability and assets.

         Changes in prevailing interest rates may hurt our business. We derive our income mainly from the difference or "spread" between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. In general, the larger the spread, the more we earn. When market rates of interest change, the interest we receive on our assets and the interest we pay on our liabilities will fluctuate. This can cause decreases in our spread and can adversely affect our income.

         Interest rates affect how much money we can lend. For example, when interest rates rise, the cost of borrowing increases and loan originations tend to decrease. In addition, changes in interest rates can affect the average life of loans and investment securities. A reduction in interest rates generally results in increased prepayments of loans and mortgage-backed securities, as borrowers refinance their debt in order to reduce their borrowing cost. This causes reinvestment risk, because we generally are not able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities. Changes in market interest rates could also reduce the value of our financial assets. If we are unsuccessful in managing the effects of changes in interest rates, our financial condition and results of operations could suffer.

If we experience loan losses in excess of our allowance, our earnings will be adversely affected.

         The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. Management maintains an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for loan losses based upon a percentage of the outstanding balances and for specific loans when their ultimate collectibility is considered questionable. If management's assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb future losses, or if the bank regulatory authorities require us to increase the allowance for loan losses as a part of their examination process, our earnings and capital could be significantly and adversely affected.

         As of December 31, 2005, our allowance for loan losses was approximately $732,315 which represented .67% of outstanding loans. At such date, we had 13 nonperforming loans totaling $114,894. We actively manage our nonperforming loans in an effort to minimize credit losses. Although management believes that its allowance for loan losses is adequate, there can be no assurance that the allowance will prove sufficient to cover future loan losses. Further, although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to our non-performing or performing loans. Material additions to our allowance for loan losses would result in a decrease in our net income and capital, and could have a material adverse effect on our financial condition and results of operations.

We engage in a greater percentage of consumer lending than a typical thrift. The risk related to these loans is greater than the risk related to residential loans.

         Because of our credit union history, consumer loans comprise a greater percentage of our lending than a typical thrift institution. At December 31, 2005, consumer loans totaled approximately $60.5 million, or 55.4% of our total loan portfolio. The risk that consumer loans will not be repaid or will be late in paying is generally greater than the same risks associated with residential loans. Any failure to pay or late payments would hurt our earnings.

A portion of our total loan portfolio consists of commercial real estate loans and commercial loans. The repayment risk related to these types of loans is considered to be greater than the risk related to one- to four-family residential loans.

         At December 31, 2005, our loan portfolio included approximately $28.6 million of commercial real estate loans and commercial business loans, or 26.1% of our total loan portfolio.

         Unlike one- to four-family residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, the repayment of commercial real estate loans and commercial business loans typically is dependent on the successful operations and income stream of the borrower and the real estate securing the loan as collateral, which can be significantly affected by economic conditions. In addition, these loans generally carry larger balances to single borrowers or related groups of borrowers than one- to four-family loans. Any late payments or the failure to repay such loans would adversely affect our earnings.

Our business is geographically concentrated and is subject to regional economic factors that could have an adverse impact on our business.

         Substantially all of our business is with customers in our market area of Baltimore and Howard Counties, Maryland. Adverse changes in economic and business conditions in our markets could adversely affect our borrowers, their ability to repay their loans and to borrow additional funds, and consequently our financial condition and performance.

         We often secure our loans with real estate collateral, most of which is located in Baltimore and Howard Counties, Maryland. As of December 31, 2005, approximately 75.6% of our loans had real estate as a primary, secondary or tertiary component of collateral. Real estate values and real estate markets are generally affected by, among other things, changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies, and acts of nature. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower. If real estate prices in our markets decline, the value of the real estate collateral securing our loans could be reduced. If we are required to liquidate the collateral securing a loan during a period of reduced real estate values to satisfy the debt, our earnings and capital could be adversely affected. A decline in local economic conditions could adversely affect the values of such real estate. Consequently, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse.

We operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.

         We are subject to extensive regulation, supervision and examination by the Office of Thrift Supervision, our chartering authority, and by the Federal Deposit Insurance Corporation, as insurer of our deposits. As a federally chartered holding company, the Company is subject to regulation and oversight by the Office of Thrift Supervision. Such regulation and supervision govern the activities in which an institution and its holding companies may engage and are intended primarily for the protection of the insurance fund and depositors. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution's allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, including changes in the regulations governing mutual holding companies, could have a material impact on the Company and the Bank, and their operations.

Strong   competition   within  our   market   area  may  limit  our  growth  and
profitability.

         Competition in the banking and financial services industry is intense, competing for deposits and loans with commercial banks, savings associations and other financial entities. Competition for deposits comes primarily from other commercial banks, savings associations, credit unions, money market and mutual funds and other investment alternatives. Competition for loans comes primarily from other commercial banks, savings associations, mortgage banking firms, credit unions and other financial intermediaries. Many of these competitors have substantially greater resources and lending limits than we do and may offer certain services that we do not or cannot provide. There are large competitors operating throughout our total market area and we face strong competition from other community institutions in certain counties. Our profitability depends upon our continued ability to successfully compete in our market area.

Item 1B. Unresolved Staff Comments
----------------------------------

         None.

Item 2.  Description of Property.
--------------------------------

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

                               Year Facility     Lease         Net Book Value at
Office Location                    Opened        or Own        December 31, 2005
---------------                    ------        -------       -----------------
Main Office - Owings Mills          1991         Leased           $   378,132
Branch Office - Columbia            1999         Leased(1)        $   268,858

Branch Office - Owings Mills        2003         Leased           $   466,274
Branch Office - Columbia            2003         Owned            $ 2,578,532
Operations Center - Owings          2003         Leased           $   146,005
Mills

----------------
(1) The building is owned by the Bank and the land is under an assumed ground lease agreement, expiring on July 1, 2009. The lease is renewable for three five-year extensions at the Bank's option.

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

(c)      Description of Real Estate and Operating Data.

         Not Applicable.

Item 3.  Legal Proceedings.
--------------------------

         There are various claims and lawsuits in which the Company or the Bank are periodically involved, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Bank's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits as of December 31, 2005.

Item  4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business
--------------------------------------------------------------------------------
        Issuer Purchases of Equity Securities.
        --------------------------------------

         The information contained under the section captioned "Stock Price Information" of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 2005 (the "Annual Report") is incorporated herein by reference.

Item  6.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

         The information contained under the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Annual Report is incorporated herein by reference.

Item  7.  Financial Statements.
------------------------------

         The Registrant's consolidated financial statements listed under Item 13 are incorporated herein by reference.

Item 8.  Changes  in  and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
         Financial Disclosure.
         ---------------------

         None.

Item 8A.  Controls and Procedures.
---------------------------------

         (a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Annual Report on Form 10-KSB such disclosure controls and procedures are effective.

         (b) Changes in internal control over financial reporting. During the last quarter of the year under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item  8B.  Other Information.
----------------------------

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance
--------------------------------------------------------------------------------
        with Section 16(a) of the Exchange Act.
        ---------------------------------------

         The information contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and "Proposal I - Election of
Directors" in the Company's Proxy Statement for the Annual Meeting of Stockholders for the Fiscal Year ended December 31, 2005 (the "Proxy Statement") is incorporated herein by reference.

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

         (d)      Securities Authorized for Issuance Under  Equity  Compensation
                  Plans

                  Set forth below is information as of December 31, 2005 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

                                                          EQUITY COMPENSATION PLAN INFORMATION
                                                                                                     (c)
                                                (a)                     (b)                  Number of securities
                                        Number of securities        Weighted-average        remaining available for
                                         to be issued upon         exercise price of         future issuance under
                                      exercise of outstanding         outstanding          equity compensation plans
                                          options, warrants        options, warrants         (excluding securities
                                             and rights                and rights          reflected in column (a))
                                             ----------                ----------          ------------------------
Equity compensation plans
  approved by shareholders:
BUCS Financial Corp 2002
    Stock Option Plan...............             95,586                  $ 9.18                       2,442
BUCS Federal Bank 2002
    Restricted Stock Plan...........                n/a                     n/a                      39,211
Equity compensation plans
  not approved by
  shareholders:
Not applicable......................                  -                                                   -
                                                 ------                                              ------
     TOTAL.........................              95,586                  $ 9.18                      41,653
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

Item 13.  Exhibits and Lists
----------------------------

         (a) Listed below are all financial statements and exhibits filed as part of this report.

         1. The consolidated balance sheets of BUCS Financial Corp as of December 31, 2005 and 2004 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended, together with the related notes and the independent auditors' report.

         2. Schedules omitted as they are not applicable.

         3. The following exhibits are included in this Report or incorporated herein by reference:

               (a)  List of Exhibits:

                    3(i) Articles of Incorporation of BUCS Financial Corp*
                    3(ii) Bylaws of BUCS Financial Corp*
                    10.1 Employment  Agreement with Herbert J. Moltzan,  amended and restated
                    10.2 BUCS Financial Corp 2002 Stock Option Plan**
                    10.3 BUCS Federal Bank 2002 Restricted Stock Plan**
                    10.4 Executive  Supplemental  Retirement  Plan Agreement and
                         Endorsement  Method  Split  Dollar Plan  Agreement  for
                         Herbert J. Moltzan***
                    10.5 Change in Control  Severance  Agreement with Matthew J.
                         Ford****
                    10.6 Change in  Control  Severance  Agreement  with Debra J.
                         Vinson****
                    10.7 Change in  Control  Severance  Agreement  with James E.
                         Shinsky
                    10.8 Change in Control  Severance  Agreement with William H.
                         Howard, Jr.
                    13   Annual Report to Stockholders for the fiscal year ended
                         December 31, 2005
                    21   Subsidiaries   of  the   Registrant   (See   "Item   1.
                         Description of Business")
                    23   Consent of Stegman & Company
                    31   Certification   pursuant   to   Section   302   of  the
                         Sarbanes-Oxley Act of 2002
                    32   Certification   pursuant   to   Section   906   of  the
                         Sarbanes-Oxley Act of 2002

---------------

* Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 333-47524) filed with the SEC on October 6, 2000.
** Incorporated by reference to the Company's proxy statement dated March 27, 2002 (File No. 000-32437).
*** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 (File
       No. 000-32437).
**** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 (File No.000-32437)

Item 14.  Principal Accounting Fees and Services.
------------------------------------------------

         The information relating to this item is incorporated herein by reference to the information contained under the section captioned "Principal Accounting Fees and Services" in the Registrant's Proxy Statement.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 31, 2006.

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

         Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 31, 2006.


/s/Allen Maier
---------------------------------------------       ------------------------------------------
Allen Maier                                         Joseph Pescrille
Chairman and Director                               Vice Chairman and Director

/s/Brian Bowers                                     /s/M. Robin Copeland
---------------------------------------------       ------------------------------------------
Brian Bowers                                        M. Robin Copeland
Treasurer and Director                              Secretary and Director

/s/Thomas Markel
---------------------------------------------       ------------------------------------------
Thomas Markel                                       A. Virginia Wampler
Director                                            Director

/s/Harry Fox
---------------------------------------------       ------------------------------------------
Harry Fox                                           Peg Ohrt
Director                                            Director

/s/Dale Summers                                     /s/Herbert J. Moltzan
---------------------------------------------       ------------------------------------------
Dale Summers                                        Herbert J. Moltzan
Director                                            President, Chief Executive Officer
                                                    and Director (Principal Executive Officer)

/s/Matthew J. Ford
---------------------------------------------       ------------------------------------------
Matthew J. Ford                                     Joseph Mezzanotte
Chief Financial Officer (Principal Accounting       Director
and Financial Officer)

/s/Gregory A. Devou
---------------------------------------------
Gregory A. Devou
Director