Form 10QSB
period 2006-03-31
BUCS FINANCIAL CORP
filed 2006-05-15
CIK 1125813

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended:   March 31, 2006
                                       --------------

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ________ to ________

                           SEC File Number: 000-32437
                                            ---------

                               BUCS FINANCIAL CORP
                               -------------------
             (Exact name of registrant as specified in its charter)

          Maryland                                              52-2265986
-------------------------------                               ----------------
(State or other jurisdiction of                               (I.R.S. Employer
-------------------------------                               ----------------
 incorporation or organization)                              Identification No.)

10455 Mill Run Circle, Owings Mills, Maryland               21117
---------------------------------------------               -----
  (Address of principal executive offices)               (Zip Code)

                                 (410) 998-5304
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


         Check whether the registrant: (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X    No
                                         ---      ---

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes       No  X
                                      ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of common stock as of May 11, 2006:

$0.10 Par Value Common Stock                                 882,108
----------------------------                                 -------
         Class                                         Shares Outstanding

            Transitional Small Business Disclosure Format (check one)
                             Yes       No  X
                                 ---      ---

                      BUCS FINANCIAL CORP AND SUBSIDIARIES

                               TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                              Page
------------------------------                                              ----

Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 2006 (unaudited)
         and December 31, 2005.................................................1

         Consolidated Statements of Operations for the three month periods ended March 31, 2006 and 2005 (unaudited).............................2

         Consolidated Statements of Cash Flows for the three
         month periods ended March 31, 2006 and 2005 (unaudited)...............3

         Notes to Consolidated Financial Statements............................4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................................7

Item 3.  Controls and Procedures..............................................13

PART II. OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings....................................................14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........14

Item 3.  Defaults Upon Senior Securities......................................14

Item 4.  Submission of Matters to a Vote of Security-Holders..................14

Item 5.  Other Information....................................................14

Item 6.  Exhibits.............................................................14

Signatures

                      BUCS FINANCIAL CORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2006 AND DECEMBER 31, 2005

                                                                        (Unaudited)
                                                                          March 31       December 31
                                                                            2006            2005
                                                                       -------------    -------------
                           ASSETS
                           ------
Cash and cash equivalents                                              $   2,306,004    $   2,246,408
Interest-bearing deposits in other financial institutions                  4,134,610        6,773,975
Securities available for sale, at fair value                               3,923,118        4,221,024
Securities held to maturity                                                7,344,993        7,623,787

Loans receivable                                                         111,644,506      109,311,562
Allowance for loan losses                                                   (753,235)        (732,315)
                                                                       -------------    -------------
Loans receivable, net                                                    110,891,271      108,579,247

Accrued interest receivable                                                  465,220          505,900
Property and equipment, net                                                3,783,151        3,837,801
Investment required by law - Federal Home Loan Bank Stock                  1,385,700        1,583,500
Bank Owned Life Insurance                                                  2,233,666        2,213,018
Prepaid expenses and other assets                                          1,069,004        1,064,424
                                                                       -------------    -------------

                Total Assets                                           $ 137,536,737    $ 138,649,084
                                                                       =============    =============

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

Liabilities:
        Deposits                                                       $  99,395,275    $  95,554,243
        Accounts payable and other liabilities                               830,720        1,087,785
        Borrowed funds - Federal Home Loan Bank                           22,900,000       27,700,000
        Guaranteed preferred beneficial interest in Company's
         subordinated debt                                                 3,000,000        3,000,000
                                                                       -------------    -------------
              Total Liabilities                                          126,125,995      127,342,028
                                                                       -------------    -------------

Stockholders' Equity:
        Preferred stock, par value $0.10 per share, 4,000,000 shares               -                -
             authorized, 0 shares issued and outstanding
        Common stock,  par  value $0.10 per share, 10,000,000
             shares authorized, 882,108 and 801,968 shares issued
             and  outstanding  at March 31, 2006 and December 31,
             2005, respectively                                               88,211           80,197
        Stock dividends distributable                                              -            8,724
        Additional paid-in capital                                         5,229,807        5,229,806
        Retained earnings                                                  6,285,332        6,177,720
        Unallocated common stock held by Employee Stock Ownership
            Plan ("ESOP")                                                   (168,532)        (168,532)
        Accumulated other comprehensive income                               (24,076)         (20,859)
                                                                       -------------    -------------
              Total Stockholders' Equity                                  11,410,742       11,307,056
                                                                       -------------    -------------

                Total Liabilities and Stockholders' Equity             $ 137,536,737    $ 138,649,084
                                                                       =============    =============

              The accompanying notes are an intregal part of these
                       consolidated financial statements

                      BUCS FINANCIAL CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2006 AND 2005
                                   (Unaudited)

                                                                     Period ended
                                                                       March 31
                                                               -------------------------
                                                                  2006           2005
                                                              -----------    -----------
Interest Income
     Loans receivable                                         $1,771,583      $1,349,543
     Investment securities                                        190,832        174,423
                                                              -----------    -----------
          Total interest income                                 1,962,415      1,523,966
                                                              -----------    -----------

Interest expense
     Deposits                                                     497,910        336,047
     Borrowed funds                                               357,837        217,423
                                                              -----------    -----------
          Total interest expense                                  855,747        553,470
                                                              -----------    -----------

          Net interest income                                   1,106,668        970,496

Provision for loan losses                                          99,249         57,831
                                                              -----------    -----------
Net interest income after provision for loan losses             1,007,419        912,665
                                                              -----------    -----------

Noninterest income
     Fees and service charges                                     593,832        544,517
     Fee to process and maintain cash facility                     30,000         30,000
     Other                                                         35,699         31,573
                                                              -----------    -----------
          Total noninterest income                                659,531        606,090
                                                              -----------    -----------

Noninterest expense
     Compensation and benefits                                    805,572        722,293
     Professional fees                                             60,331         62,408
     Occupancy expense                                            269,291        277,556
     Office operations                                            220,678        201,362
     Advertising and marketing expense                             67,080         60,860
     Conference and training expense                               36,184         34,851
     Loan servicing expense                                         7,505         19,162
     Other operating expense                                       20,564         47,985
                                                              -----------    -----------
          Total noninterest expense                             1,487,205      1,426,477
                                                              -----------    -----------

Income before income taxes                                        179,745         92,278
Income tax expense                                                 72,133         29,820
                                                              -----------    -----------

Income from continuing operations                                 107,612         62,458

Discontinued operations
     Gain from operations of discontinued component                     -         24,714
     Income tax expense                                                 -         (9,729)
                                                              -----------    -----------
     Net gain on discontinued operation                                 -         14,985
                                                              -----------    -----------

Net income                                                        107,612         77,443

Net change in unrealized losses on securities
     available for sale, net of deferred income tax benefit        (3,217)       (20,244)
                                                              -----------    -----------
Total comprehensive income                                    $   104,395    $    57,199
                                                              ===========    ===========

Earnings per share - basic
     From continuing operations                               $      0.13    $      0.08
     From discontinued operations                                    0.00           0.02
                                                              -----------    -----------
     Net Income                                               $      0.13    $      0.10
                                                              ===========    ===========
     Shares used in computing basic earnings per share            841,324        825,693
                                                              ===========    ===========

Earnings per share - diluted
     From continuing operations                               $      0.12    $      0.07
     From discontinued operations                                    0.00           0.02
                                                              -----------    -----------
     Net Income                                               $      0.12    $      0.09
                                                              ===========    ===========
     Shares used in computing diluted earnings per share          873,087        843,053
                                                              ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      BUCS FINANCIAL CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2006 AND 2005
                                   (Unaudited)


                                                                                 2006           2005
                                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                 $   107,612    $    77,443
    Reconciliation of net income to net cash provided by
          (used in) operating activities:
       Provision for loan losses                                                   99,249         57,831
       Increase in cash surrender value of life insurance                         (20,648)       (21,045)
       Depreciation and amortization                                              103,151        115,981
       Proceeds from sale of loans                                                      -      1,052,172
       Origination of loans held for sale                                               -     (1,052,172)
       Effects of changes in operating assets and liabilities:
            Accrued interest receivable                                            40,680           (394)
            Prepaid expenses and other assets                                      (4,580)      (629,195)
            Accounts payable and other liabilities                               (255,037)      (316,558)
                                                                              -----------    -----------
                       Net cash provided by (used in) operating activities         70,427       (715,937)
                                                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net increase in loans                                                      (2,411,273)    (4,138,840)
    Net decrease in interest-bearing
       deposits of other financial institutions                                 2,639,365      2,081,020
    Proceeds from maturities, redemption and sales
       of securities available-for-sale                                           291,917        391,827
    Proceeds from repayments on securities held-to-maturity                       273,557        360,291
    Redemption of FHLB stock                                                      197,800         35,400
    Proceeds from sale of assets from discontinued component                            -        333,410
    Purchase of property and equipment                                            (42,519)        (4,889)
                                                                              -----------    -----------
                        Net cash provided by (used in) investing activities       948,847       (941,781)
                                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net decrease in borrowed funds from the FHLB                               (4,800,000)    (2,800,000)
    Net increase in deposits                                                    3,841,032      5,301,554
    Cash paid in lieu of fractional shares                                           (710)             -
                                                                              -----------    -----------
                        Net cash (used in) provided by financing activities      (959,678)     2,501,554
                                                                              -----------    -----------


NET INCREASE IN CASH AND CASH EQUIVALENTS                                          59,596        843,836
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  2,246,408      3,134,467
                                                                              -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $ 2,306,004    $ 3,978,303
                                                                              ===========    ===========

Supplemental disclosure of cash flow information:
     Cash paid for income taxes                                               $   104,286    $   242,641
                                                                              ===========    ===========

     Cash paid for interest                                                   $   859,626    $   533,652
                                                                              ===========    ===========

     Transfer from loans receivable to other real estate owned                $         -    $   733,712
                                                                              ===========    ===========

              The accompanying notes are an intregal part of these
                       consolidated financial statements

                      BUCS FINANCIAL CORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
               For the three months ended March 31, 2006 and 2005
                                   (Unaudited)

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

NOTE 2 - Summary of Significant Accounting Policies
         ------------------------------------------

Basis of Presentation

The accompanying consolidated financial statements include the activity of BUCS Financial Corp and its wholly owned subsidiaries BUCS Federal Bank and BUCS Financial Capital Trust I. All material intercompany transactions have been eliminated in consolidation.

The accompanying consolidated financial statements for the three month periods ended March 31, 2006 and 2005 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading.

These consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2005, included in the Company's Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission. The balance sheet as of December 31, 2005 has been derived from the audited financial statements at that date. Certain reclassifications have been made to amounts previously reported to conform to the classifications made in current periods.

The unaudited consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the financial position of the Company as of March 31, 2006, the results of its operations and cash flows for the three month period ended March 31, 2006. The results of the interim periods are not necessarily indicative of the results expected for the full fiscal year or any other period.

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

NOTE 3 - Discontinued Operations Held for Sale
         -------------------------------------

The Company entered into a definitive agreement to sell the intangible assets and goodwill of its wholly owned subsidiary, Armor Insurance Group, Inc., on September 30, 2004. As a result of this agreement the Company discontinued operations of Armor Insurance Group, Inc. and proceeded to liquidate other fixed assets owned by Armor Insurance Group, Inc.

Certain fixed assets of Armor Insurance Group, Inc. were sold during the first quarter of 2005. The assets were comprised primarily of office condominium units in Ellicott City, Maryland. The Company realized a pretax net gain on sale from the sale of those assets of $31,227. Additionally, certain rents and other miscellaneous revenues of $3,216 were earned by the discontinued operation during the first quarter of 2005.

NOTE 4 - Earnings Per Share
         ------------------

Earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding, less unearned ESOP shares, during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, including any potentially dilutive common shares outstanding, such as options and warrants. At March 31, 2006, the Company had 95,586 options outstanding. None of the outstanding options had any antidilutive effects on earnings per share for the three months ended March 31, 2006 or March 31, 2005. Earnings per share amounts have given retroactive effect to a 10% stock dividend declared on December 19, 2005 and paid on January 1, 2006.


NOTE 5 -  Stock-Based Compensation
          ------------------------

At March 31, 2006, the Company has one stock option plan, which is more fully described in Note 10 in the Company's 2005 Annual Report on Form 10-KSB. On January 1, 2006, the Company implemented Statement of Financial Accounting Standards No. 123(R), "Share-Based Payments"("SFAS No. 123R") which replaced SFAS No. 123 and supercedes Opinion No. 25 and the related implementation guidance. SFAS No. 123R addresses accounting for equity-based compensation arrangements, including employee stock options. The Company adopted the "modified prospective method" where stock-based compensation expense is recorded beginning on the adoption date and prior periods are not restated. Under this method, compensation expense is recognized using the fair-value based method for all new awards granted after January 1, 2006. Additionally, compensation expense for unvested stock options that are outstanding at January 1, 2006 is recognized over the requisite service period based on the fair value of those options as previously calculated at the grant date under the pro-forma disclosures of SFAS
123. The fair value of each grant is estimated using the Black-Scholes option pricing model.

During the quarter ended March 31, 2006 the Company did not award any stock option grants and has not awarded any new grants since August 2003. The Company did not recognize any pre-tax stock-based compensation expense as a result of adopting SFAS 123R as all stock options previously awarded by the Company were fully vested.

The following table summarizes the stock option activity for the periods indicated:

                                               Three months ended                 Year ended
                                                 March 31, 2006                 December 31, 2005
                                                 --------------                 -----------------

                                                    Weighted                         Weighted
                                                     Average                         Average
                                         Shares   Exercise Price        Shares   Exercise Price
                                         ------   --------------        ------   --------------
Options outstanding at the
     Beginning of period                 95,586      $ 9.18             95,586       $ 9.18
Granted                                       -           -                  -            -
Exercised                                     -           -                  -            -
Canceled/expired                              -           -                  -            -

Options outstanding at
  end of period                          95,586      $ 9.18             95,586       $ 9.18

Options exercisable                      95,586                         95,586

                                                            As of March 31, 2006
                                                            --------------------
                                        Options outstanding                      Options exercisable
                                        -------------------                      -------------------
                                         Weighted         Weighted                                        Weighted
                                         Average          Average                                          Average
                                         Range of          Number        Remaining        Exercise          Number      Exercise
                                      Exercise Prices   Outstanding   Contractual Life     Price         Outstanding     Price
                                      ---------------   -----------   ----------------     -----         -----------     -----
                                                                       (in years)
                                          $ 8.73           24,926         6.08            $ 8.73            24,926       $ 8.73
                                            9.34           70,660         7.40              9.34            70,660         9.34
                                     $ 8.73 - $ 9.34       95,586         7.06            $ 9.18            95,586       $ 9.18

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2006

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

         The Company cautions that the foregoing list of important factors is not all inclusive. A more complete discussion of these risks and uncertainties may be found by referring to the Company's Form 10-KSB for the year ended December 31, 2005. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

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

Changes in Financial Condition

         The Company's total assets of $137.5 million at March 31, 2006 reflect a decrease of $1.1 million as compared to $138.6 million at December 31, 2005. Decreases in interest-bearing deposits in other financial institutions, securities available for sale, securities held to maturity, accrued interest receivable, property and equipment and investment in Federal Home Loan Bank stock of $2.6 million, $298,000, $279,000, $41,000, $55,000 and $198,000, respectively, were partially offset by increases in cash and cash equivalents, loans receivable, net, bank owned life insurance cash surrender value and prepaid and other assets of $60,000, $2.3 million, $21,000 and $5,000, respectively.

         The $1.2 million decrease in the Company's total liabilities to $126.1 million at March 31, 2006 as compared to $127.3 million at December 31, 2005 was due primarily to decreases in accounts payable and other liabilities and borrowed funds from the Federal Home Loan Bank of $257,000 and $4.8 million, respectively, partially offset by an increase of $3.8 million in deposits. Net income of $108,000 for the quarter was responsible for the increase of $104,000 in total stockholder's equity. Changes in the components of major assets, liabilities and equity are discussed herein.

         Cash and Cash Equivalents. Cash and cash equivalents totaled approximately $2.3 million at March 31, 2006, as compared to $2.2 million at December 31, 2005. The increase is due primarily to normal variations in levels of vault cash at branch banking facilities and automated teller machines to meet the current and expected cash liquidity needs of customers of the Company's bank subsidiary, BUCS Federal Bank.

         Interest-Bearing Deposits in Other Financial Institutions. Interest-bearing deposits in other financial institutions includes deposits at other financial institutions with original maturities of less than three months, overnight investment funds with no stated maturity and Federal funds sold. Interest-bearing deposits in other financial institutions totaled $4.1 million at March 31, 2006, a decrease of $2.6 million or 39.0% as compared to $6.8 million at December 31, 2005. This decrease was primarily the result of an increase to loans receivable whereby interest-bearing deposits in other financial institutions were invested in new loan originations to customers of BUCS Federal Bank.

         Investment Securities Available for Sale. Investment securities available for sale decreased by $298,000 or 7.1% to $3.9 million at March 31, 2006 as compared to $4.2 million at December 31, 2005. This is the result of normal principal payments on mortgage-backed securities. Cash flows from the principal repayments on investment securities available for sale were primarily used to fund new loan originations during the period.

         Securities Held to Maturity. Securities held to maturity decreased by $279,000 or 3.7% to $7.3 million at March 31, 2006 as compared to $7.6 million at December 31, 2005. The decrease is the result of normal principal payments on mortgage-backed securities. Cash flows from the principal repayments on investment securities held to maturity were primarily used to fund new loan originations during the period.

         Loans Receivable, Net. Loans receivable net of allowance for loan losses at March 31, 2006 totaled $110.9 million, an increase of $2.3 million or approximately 2.1%, as compared to $108.6 million at December 31, 2005. Originations of $15.2 million, which includes $8.5 million of consumer loans including home equity loans, $1.6 in first mortgage loans on one to four family residences and $5.1 million of commercial loans in the Bank's prime lending area, were offset by principal repayments and loan participations sold totaling $12.9 million.

         Bank Owned Life Insurance. The cash value of Bank Owned Life Insurance policies (BOLI) owned by the Bank increased to $2.23 million at March 31, 2006 from $2.21 million at December 31, 2005.

         During July 2003, the Company entered into an investment in BOLI with an original cash value of $2,000,000. The investment was made in the form of insurance policies on the life of the Company's president in the amount of $1 million and on the lives of four senior executive officers of the Bank in the amount of $250,000 each. The income derived from this investment is used to fund benefits for employees and directors of the Bank, including Endorsement Method

Split Dollar Life Insurance Plans that provide death benefits to the Bank and all insured employees, a contribution of up to $50,000 per year to a Supplemental Employee Retirement Plan (SERP) for the president, and other benefits as determined from time to time by the board of directors.

         Deposits. Total deposits, after interest credited, increased by $3.8 million or 4.0% to $99.4 million at March 31, 2006, as compared to $95.6 million at December 31, 2005. The increase was primarily due to increased new deposit activity at bank branch locations, primarily in money market and certificate of deposit products, and normal cyclical trends that include deposits from income tax returns and employee bonuses during the first quarter of the calendar year. These factors resulted in increases in non-interest bearing checking, money market and certificate of deposit account balances of $1.6 million, $3.4 million and $449,000, respectively. These increases were partially offset by decreases in regular savings balances and floating rate individual retirement account balances of $1.3 million and $361,000, respectively.

         FHLB Advances. FHLB advances totaled $22.9 million at March 31, 2006 a decrease of $4.8 million or 17.3% compared to $27.7 million at December 31, 2005. The decrease was the result of the Bank using excess cash from deposits to pay down short-term borrowings.

         Stockholders' Equity. Stockholders' equity totaled $11.4 million at March 31, 2006, an increase of $104,000 from $11.3 million at December 31, 2005. The increase was due to net income from operations during the period of $108,000 partially offset by a decrease in accumulated other comprehensive income of $3,000 resulting from a decrease in the estimated fair value of investment securities available for sale and a decrease to retained earnings of $1,000 resulting from a cash dividend payment to shareholders for fractional shares of stock in a 10% stock dividend paid to shareholders on January 1, 2006.

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

         The Company also maintains external sources of funds, which can be drawn upon when required to meet liquidity needs. The primary source of external liquidity is a line of credit for $41.1 million from the Federal Home Loan Bank of Atlanta, of which approximately $18.2 million was available to fund liquidity needs at March 31, 2006. Based upon its liquidity analysis, including external sources of available liquidity, management believes the liquidity position is appropriate at March 31, 2006.

         The following is a schedule of significant commitments at March 31, 2006:

         Commitments to extend credit:                                           (In thousands)
             Commitments to originate residential mortgages                      $   285
             Commitments to originate non-residential, commercial mortgages        1,703
             Commitments to originate non-mortgage commercial loans                2,846
             Unused home equity lines of credit                                   24,927
             Unused commercial lines of credit                                     3,451
             Commercial Letters of Credit                                            200
             Other commitments to extend credit                                    4,903
                                                                                 -------
         Total Commitments to extend credit                                      $38,315
                                                                                 =======

Results of Operations for the Three Months Ended March 31, 2006 and 2005

         Net Income. The Company recorded net income of $108,000 for the three-month period ended March 31, 2006 as compared to $77,000 for the same period in 2005, an increase of 39.0%. Net interest income increased $136,000 and noninterest income increased by $53,000, while noninterest expense increased by $61,000, the provision for loan losses increased by $41,000, the provision for income taxes on continuing operations increased by $42,000, and net gains from discontinued operations decreased by $15,000. Changes in the components of income and expense are discussed herein.

         Net Interest Income. Net interest income increased $136,000 or 14.0% for the three-month period ended March 31, 2006, as compared to the same period in 2005. The average balance of interest-earning assets increased $11.1 million or 9.7%, and the average yield thereon increased by 92 basis points. The average balance of interest-bearing liabilities increased $10.3 million or 9.2%, and the average rate paid thereon increased 88 basis points. The increases to interest-earning assets and interest-bearing liabilities are attributed primarily to an increase in average short-term borrowings of $9.5 million or 49.3%. The average yield on interest-earning assets increased more than the average cost of interest-bearing liabilities due to the improved loan growth at the Bank and the fact that the Bank's interest-earning assets repriced more rapidly than interest-bearing liabilities during this period as the Federal Reserve began raising short-term interest rates in mid-2004. The net interest rate spread, which is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, improved to 3.39% for the three-month period ended March 31, 2006 from 3.35% for the same period in 2005. The increase in the net interest rate spread is primarily due to the fact that interest-earning assets repriced more rapidly than interest-bearing liabilities during a rising rate environment.

         Interest Income. Interest income increased $438,000 or 28.8% to $2.0 million for the three-month period ended March 31, 2006, as compared to $1.5 million for the same period in 2005.

         Interest on loans receivable increased $422,000 or 31.3% for the three-month period ended March 31, 2006, as compared to the same period in 2005. The increase is the result of a $13.5 million increase in the average balance of loans receivable and an 85 basis point increase in the average yield on loans receivable.

         Interest income on investment securities increased by $16,000 or 9.4% for the three-month period ended March 31, 2006, as compared to the same period in 2005. The increase is the result of a 96 basis point increase to the average yield earned on investment securities, partially offset by a $2.3 million or 12.7% decline in the average balance of investment securities.

         The average yield on interest-earning assets was 6.26% and 5.33% for the three-month periods ended March 31, 2006 and 2005, respectively.

         Interest Expense. Interest expense totaled $856,000 for the three-month period ended March 31, 2006, as compared to $553,000 for the same period in 2005, an increase of $302,000, or 54.6%. The average balance of interest-bearing liabilities increased $10.3 million or 9.2% while the average rate paid thereon increased by 89 basis points.

         Interest expense on deposits increased $162,000 or 48.2% for the three-month period ended March 31, 2006, as compared to the same period in 2005. The increase was due to an increase of $839,000 or 0.9% in average deposits and a 68 basis point increase in the average cost of deposits.

         Interest on borrowed funds increased by $140,000 or 64.6% for the three-month period ended March 31, 2006, as compared to the same period in 2005. The increase was due to an increase in the average balance of advances outstanding of $9.5 million or 49.3% and an increase in the cost of average borrowed funds of 95 basis points. The Company uses FHLB advances as a funding source to supplement deposits, which are the Company's primary source of funds.

         The average cost of interest-bearing liabilities was 2.87% and 1.98% for the three-month periods ended March 31, 2006 and 2005, respectively.

         Provision for Loan Losses. During the three-month period ended March 31, 2006 and 2005, the Company established provisions for loan losses of $99,000 and $58,000, respectively. These provisions reflected management's evaluation of the underlying credit risk of the loan portfolio and the level of allowance for loan losses.

         Noninterest Income. Total noninterest income, primarily fees and service charges, increased $53,000 or 8.8% for the three-month period ended March 31, 2006, as compared to the same period in 2005. This increase is primarily attributed to an 11% increase in the per item overdraft charge as compared to the period ending March 31, 2005. The Bank places an emphasis on charging appropriate fees for services, such as ATM fees, insufficient funds fees, and interchange income generated by customers' use of check cards.

         Noninterest Expense. Total noninterest expense increased by $61,000 or 4.3% for the three-month period ended March 31, 2006, as compared to the same period in 2005. This increase was attributable to increases of $83,000 or 11.5% in compensation and benefits resulting from addition of employees at the Bank, increased cost for employee insurance programs, and normal cost of living increases, and $27,000 or 9.0% in various operating expenses, primarily office operating expenses and advertising expenses. The increases were partially offset by decreases in other expense categories, including professional fees, office occupancy expenses and loan servicing expenses, that decreased by $49,000 or 12.1%.

         Income Tax Expense. The provision for income taxes on continuing operations totaled $72,000 for the three-month period ended March 31, 2006, as compared to $30,000 for the same three-month period in 2005. The $42,000 or 141.9% increase is the result of increased net taxable income from continuing operations.

Capital Requirements

         The Bank is subject to federal regulations that impose certain minimum capital requirements. Quantitative measures, established by regulation to ensure capital adequacy, require the Bank to maintain amounts and ratios of tangible and core capital to adjusted total assets and of total risk-based capital to risk-weighted assets. On March 31, 2006, the Bank was in compliance with all of its regulatory capital requirements.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
        -----------------

         The Registrant and its subsidiaries, from time to time, may be a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which BUCS Federal Bank, the wholly-owned subsidiary of the Registrant, holds security interests, claims involving the making and servicing of real property loans, and other issues incident to its business. There were no lawsuits pending or known to be contemplated at March 31, 2006 that would have a material effect on operations or income.

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

                                       BUCS FINANCIAL CORP



Date: May  11, 2006                    By: /s/Herbert J. Moltzan
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


/s/Herbert J. Moltzan                      /s/Matthew J. Ford
-------------------------------------      ------------------------------------
Herbert J. Moltzan                         Matthew J. Ford
President and Chief Executive Officer      Chief Financial Officer


Date: May 11, 2006                         Date: May 11, 2006