Form 10QSB
period 2006-06-30
BUCS FINANCIAL CORP
filed 2006-08-11
CIK 1125813

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended:   June 30, 2006
                                       -------------

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
              (Registrant's telephone number, including area code)


         Check whether the registrant: (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X    No
                                         ---      ---

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).   Yes       No  X
                                       ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of common stock as of August 11, 2006:

$0.10 Par Value Common Stock                                        882,108
----------------------------                                  ------------------
        Class                                                 Shares Outstanding

            Transitional Small Business Disclosure Format (check one)
                                   Yes       No  X
                                       ---      ---

                      BUCS FINANCIAL CORP AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
PART I.     FINANCIAL INFORMATION
-------     ---------------------

Item 1.     Financial Statements

                  Consolidated Balance Sheets as of June 30, 2006 (unaudited)
                  and December 31, 2005 ..........................................................................1

                  Consolidated Statements of Operations for the six and three month periods ended June 30, 2006 and 2005 (unaudited)........................................................2

                  Consolidated Statements of Cash Flows for the six
                  month periods ended June 30, 2006 and 2005 (unaudited)..........................................3

                  Notes to Consolidated Financial Statements......................................................4

Item 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.............................................................9

Item 3.     Controls and Procedures..............................................................................16

PART II.    OTHER INFORMATION
--------    -----------------

Item 1.     Legal Proceedings....................................................................................17

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds..........................................17

Item 3.     Defaults Upon Senior Securities......................................................................17

Item 4.     Submission of Matters to a Vote of Security-Holders..................................................17

Item 5.     Other Information....................................................................................17

Item 6.     Exhibits ............................................................................................17

Signatures


                           BUCS FINANCIAL CORP AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                         AS OF JUNE 30, 2006 AND DECEMBER 31, 2005

                                                                        (Unaudited)
                                                                          June 30        December 31
                                                                           2006             2005
                                                                       -------------    -------------
                           ASSETS
                           ------

Cash and cash equivalents                                              $   1,735,175    $   2,246,408
Interest-bearing deposits in other financial institutions                  6,507,754        6,773,975
Securities available for sale                                              3,586,045        4,221,024
Securities held to maturity                                                7,043,074        7,623,787

Loans receivable                                                         116,651,743      109,311,562
Allowance for loan losses                                                   (798,741)        (732,315)
                                                                       -------------    -------------
Loans receivable, net                                                    115,853,002      108,579,247

Accrued interest receivable                                                  546,363          505,900
Property and equipment, net                                                3,770,456        3,837,801
Investment required by law - Federal Home Loan Bank Stock                  1,385,700        1,583,500
Bank Owned Life Insurance                                                  2,252,707        2,213,018
Prepaid expenses and other assets                                          1,023,510        1,064,424
                                                                       -------------    -------------

                Total Assets                                           $ 143,703,786    $ 138,649,084
                                                                       =============    =============


            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------

Liabilities:
        Deposits                                                       $ 104,705,478    $  95,554,243
        Accounts payable and other liabilities                               842,931        1,087,785
        Borrowed funds - Federal Home Loan Bank                           23,650,000       27,700,000
        Guaranteed preferred beneficial interest in Company's
         subordinated debt                                                 3,000,000        3,000,000
                                                                       -------------    -------------
              Total Liabilities                                          132,198,409      127,342,028
                                                                       -------------    -------------

Stockholders' Equity:
        Preferred stock, par value $0.10 per share, 4,000,000 shares               -                -
             authorized, 0 shares issued and outstanding
        Common stock, par value $0.10 per share, 10,000,000
             shares authorized, 882,108 and 801,968 shares issued
             and  outstanding  at June 30, 2006 and  December 31,
             2005, respectively                                               88,211           80,197
        Stock dividends distributable                                              -            8,724
        Additional paid-in capital                                         5,229,807        5,229,806
        Retained earnings                                                  6,389,238        6,177,720
        Unallocated common stock held by Employee Stock Ownership
             Plan ("ESOP")                                                  (168,532)        (168,532)
        Accumulated other comprehensive income                               (33,347)         (20,859)
                                                                       -------------    -------------
              Total Stockholders' Equity                                  11,505,377       11,307,056
                                                                       -------------    -------------

                Total Liabilities and Stockholders' Equity             $ 143,703,786    $ 138,649,084
                                                                       =============    =============

              The accompanying notes are an intregal part of these
                        consolidated financial statements

                      BUCS FINANCIAL CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE SIX AND THREE MONTH PERIODS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)

                                                                Six month periods ended     Three month periods ended
                                                                        June 30                      June 30
                                                              --------------------------    --------------------------
                                                                 2006           2005           2006           2005
                                                              -----------    -----------    -----------    -----------
Interest Income
     Loans receivable                                         $ 3,673,604    $ 2,809,359    $ 1,902,021    $ 1,459,816
     Investment securities                                        383,120        361,266        192,288        186,843
                                                              -----------    -----------    -----------    -----------
          Total interest income                                 4,056,724      3,170,625      2,094,309      1,646,659
                                                              -----------    -----------    -----------    -----------
Interest expense
     Deposits                                                   1,144,003        718,520        646,093        382,473
     Borrowed funds                                               697,494        460,964        339,657        243,541
                                                              -----------    -----------    -----------    -----------
          Total interest expense                                1,841,497      1,179,484        985,750        626,014
                                                              -----------    -----------    -----------    -----------

          Net interest income                                   2,215,227      1,991,141      1,108,559      1,020,645

Provision for loan losses                                         206,082        171,752        106,833        113,921
                                                              -----------    -----------    -----------    -----------
Net interest income after provision for loan losses             2,009,145      1,819,389      1,001,726        906,724
                                                              -----------    -----------    -----------    -----------
Noninterest income
     Fees and service charges                                   1,241,082      1,182,963        647,250        638,446
     Fee to process and maintain cash facility                     60,000         60,000         30,000         30,000
     Other                                                         60,478         63,276         24,779         31,703
                                                              -----------    -----------    -----------    -----------
          Total noninterest income                              1,361,560      1,306,239        702,029        700,149
                                                              -----------    -----------    -----------    -----------
Noninterest expense
     Compensation and benefits                                  1,599,676      1,472,968        794,104        750,675
     Professional fees                                            112,501        128,450         52,170         66,042
     Occupancy expense                                            556,185        552,784        286,894        275,228
     Office operations                                            432,914        398,962        212,236        197,600
     Advertising and marketing expense                            188,217        158,710        121,137         97,850
     Conference and training expense                               71,431         70,023         35,247         12,672
     Loan servicing expense                                        15,563         35,804          8,058         16,642
     Other operating expense                                       42,119         44,234         21,555         18,749
                                                              -----------    -----------    -----------    -----------
          Total noninterest expense                             3,018,606      2,861,935      1,531,401      1,435,458
                                                              -----------    -----------    -----------    -----------

Income before income taxes                                        352,099        263,693        172,354        171,415
Income tax expense                                                140,581         93,566         68,448         63,746
                                                              -----------    -----------    -----------    -----------

Income from continuing operations                                 211,518        170,127        103,906        107,669

Discontinued operations
     Gain from operations of discontinued component                     -        210,041              -        185,327
     Income tax expense                                                 -        (81,303)             -        (71,574)
                                                              -----------    -----------    -----------    -----------
     Net gain on discontinued operation                                 -        128,738              -        113,753
                                                              -----------    -----------    -----------    -----------

Net income                                                        211,518        298,865        103,906        221,422

Net change in unrealized (losses)/gains on securities
     available for sale, net of deferred income tax benefit       (12,488)        (3,324)        (3,217)        16,920
                                                              -----------    -----------    -----------    -----------
Total comprehensive income                                    $   199,030    $   295,541    $   100,689    $   238,342
                                                              ===========    ===========    ===========    ===========
Earnings per share - basic
     From continuing operations                               $      0.25    $      0.23    $      0.12    $      0.14
     From discontinued operations                                    0.00           0.17           0.00           0.15
                                                              -----------    -----------    -----------    -----------
     Net Income                                               $      0.25    $      0.40    $      0.12    $      0.29
                                                              ===========    ===========    ===========    ===========
     Shares used in computing basic earnings per share            841,324        750,630        841,324        750,630
                                                              ===========    ===========    ===========    ===========
Earnings per share - diluted
     From continuing operations                               $      0.24    $      0.22    $      0.12    $      0.14
     From discontinued operations                                    0.00           0.17           0.00           0.15
                                                              -----------    -----------    -----------    -----------
     Net Income                                               $      0.24    $      0.39    $      0.12    $      0.29
                                                              ===========    ===========    ===========    ===========
     Shares used in computing diluted earnings per share          873,087        774,845        873,087        774,845
                                                              ===========    ===========    ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      BUCS FINANCIAL CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)

                                                                                 2006           2005
                                                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                $   211,518    $   298,865
    Reconciliation of net income to net cash provided by
          operating activities:
       Provision for loan losses                                                 206,082        171,752
       Increase in cash surrender value of life insurance                        (39,689)       (42,090)
       Depreciation and amortization                                             210,816        219,961
       Proceeds from sale of loans originated for sale                           262,604      1,052,172
       Origination of loans originated for sale                                 (260,000)    (1,052,172)
       Gain on sale of loans originated for sale                                  (2,604)             -
       Effects of changes in operating assets and liabilities:
            Accrued interest receivable                                          (40,463)       (55,504)
            Prepaid expenses and other assets                                     40,914       (415,794)
            Accounts payable and other liabilities                              (236,996)      (255,086)
                                                                             -----------    -----------
                       Net cash provided by (used in) operating activities       352,182        (77,896)
                                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net increase in loans                                                     (7,479,837)    (8,961,369)
    Net decrease in interest-bearing
       deposits of other financial institutions                                  266,221      3,419,917
    Proceeds from maturities, redemption and sales
       of securities available-for-sale                                          613,268        801,200
    Proceeds from repayments on securities held-to-maturity                      569,934        781,249
    Redemption (purchase) of FHLB stock                                          197,800       (153,600)
    Proceeds from sale of assets from discontinued component                           -        362,915
    Purchase of property and equipment                                          (131,326)       (63,464)
                                                                             -----------    -----------
                        Net cash used in investing activities                 (5,963,940)    (3,813,152)
                                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net (decrease) increase in borrowed funds from the FHLB                   (4,050,000)     3,200,000
    Net increase in deposits                                                   9,151,235      2,601,010
    Cash in lieu of fractional shares                                               (710)             -
                                                                             -----------    -----------
                        Net cash provided by financing activities              5,100,525      5,801,010
                                                                             -----------    -----------

NET (DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS                           (511,233)     1,909,962
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 2,246,408        886,787
                                                                             -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $ 1,735,175    $ 2,796,749
                                                                             ===========    ===========

Supplemental disclosure of cash flow information:
     Cash paid for income taxes                                              $   224,706    $   437,323
                                                                             ===========    ===========

     Cash paid for interest                                                  $ 1,840,694    $ 1,051,390
                                                                             ===========    ===========

     Transfer from loans receivable to other real estate owned               $         -    $         -
                                                                             ===========    ===========

              The accompanying notes are an intregal part of these
                        consolidated financial statements

                      BUCS FINANCIAL CORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            For the six and three months ended June 30, 2006 and 2005
                                   (Unaudited)

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

The accompanying consolidated financial statements for the six and three month periods ended June 30, 2006 and 2005 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading.

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

The unaudited consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the financial position of the Company as of June 30, 2006, the results of its operations and cash flows for the six and three month periods ended June 30, 2006. The results of the interim periods are not necessarily indicative of the results expected for the full fiscal year or any other period.

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

Assets of Armor Insurance Group, Inc. were sold during the six month period ended June 30, 2005. The assets were comprised of office condominium units in Ellicott City, Maryland and office equipment. Additionally, during the six months ended June 30, 2005, income was recognized and received as a result of the sale of intangible assets. The Company realized a pretax net gain on sale from the sale of those fixed and intangible assets of $206,825. Certain rents and other miscellaneous revenues of $3,216 were also earned by the discontinued operation during the six month periods ended June 30, 2005.

NOTE 4 - Earnings Per Share
         ------------------

Earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding, less unearned ESOP shares, during the period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, including any potentially dilutive common shares outstanding, such as options and warrants. At June 30, 2006, the Company had 95,586 options outstanding. None of the outstanding options had any antidilutive effects on earnings per share for the six and three months ended June 30, 2006 or June 30, 2005. Earnings per share amounts have given retroactive effect to a 10% stock dividend declared on December 19, 2005 and paid on January 1, 2006.

NOTE 5 -  Stock-Based Compensation
          ------------------------

At June 30, 2006, the Company has one stock option plan, which is more fully described in Note 10 in the Company's 2005 Annual Report on Form 10-KSB. On January 1, 2006, the Company implemented Statement of Financial Accounting Standards No. 123(R), "Share-Based Payments"("SFAS No. 123R") which replaced SFAS No. 123 and supercedes Opinion No. 25 and the related implementation guidance. SFAS No. 123R addresses accounting for equity-based compensation arrangements, including employee stock options. The Company adopted the "modified prospective method" where stock-based compensation expense is recorded beginning on the adoption date and prior periods are not restated. Under this method, compensation expense is recognized using the fair-value based method for all new awards granted after January 1, 2006. Additionally, compensation expense for unvested stock options that are outstanding at January 1, 2006 is recognized over the requisite service period based on the fair value of those options as previously calculated at the grant date under the pro-forma disclosures of SFAS
123. The fair value of each grant is estimated using the Black-Scholes option pricing model.

During the six and three month periods ended June 30, 2006 the Company did not award any stock option grants and has not awarded any new grants since August 2003. The Company did not recognize any pre-tax stock-based compensation expense as a result of adopting SFAS 123R as all stock options previously awarded by the Company were fully vested. Based upon a last trade of $10.90 per share on June 30, 2006 the aggregate intrinsic value of stock options outstanding and exercisable at June 30, 2006 was $164,408.

The following table summarizes the stock option activity for the periods indicated:

                                                   Six months ended                   Year ended
                                                    June 30, 2006                  December 31, 2005
                                             -------------------------           -------------------------
                                                           Weighted                           Weighted
                                                           Average                             Average
                                             Shares     Exercise Price           Shares     Exercise Price
                                             ------     --------------           ------     --------------
Options outstanding at the
     beginning of period                     95,586        $ 9.18                95,586        $ 9.18

Granted                                           -             -                     -             -

Exercised                                         -             -                     -             -

Canceled/expired                                  -             -                     -             -
                                             ------        ------                ------        ------

Options outstanding at
      end of period                          95,586        $ 9.18                95,586        $ 9.18

Options exercisable                          95,586        95,586

                                                      As of June 30, 2006
                                                      -------------------
                                        Options outstanding                        Options exercisable
                                        -------------------                        -------------------
                                                                    Weighted                    Weighted
                                                Weighted Average     Average                    Average
                     Range of        Number        Remaining         Exercise       Number      Exercise
                 Exercise Prices  Outstanding   Contractual Life      Price      Outstanding     Price
                 ---------------  -----------   ----------------      -----      -----------     -----
                                                   (in years)
                     $ 8.73         24,926            5.83           $ 8.73         24,926      $ 8.73
                       9.34         70,660            7.17             9.34         70,660        9.34
                     ------         ------            ----           ------         ------      ------

                $ 8.73 - $ 9.34     95,586            6.82           $ 9.18         95,586      $ 9.18
                ======   ======     ======            ====           ======         ======      ======

NOTE 6 -  Recent Accounting Pronouncements
          --------------------------------

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most changes in accounting principle were recognized by including the cumulative effect of changing to the new account principle in net income of the period of the change. Under SFAS 154, retrospective application requires (i) the cumulative effect of the change to the new accounting priciple on periods prior to those presented to be reflected in the carrying amounts of assets and liabilities as of the beginning of the first period presented, (ii) an offsetting adjustment, if any, to be made to the opening balance of retained earnings (or other appropriate components of equity) for that period, and (iii) financial statements for each individual prior period presented to be adjusted to reflect the direct period-specific effects of applying the new accounting principle. Special retroactive application rules apply in situations where it is impracticable to determine either the period- specific effects or the cumulative effect of the change. Indirect effects of a change in accounting principle are required to be reported in the period in which the accounting change is made. SFAS 154 carries forward the guidance in APB Opinion 20 "Accounting Changes," requiring justification of a change in accounting principle on the basis of preferability. SFAS 154 also carries forward without change the guidance contained in APB Opinion 20, for reporting the correction of an error in previously issued financial statements and for a change in an accounting estimate. SFAS is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not significantly impact the Company's financial statements.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", an amendment of SFAS No. 133 and SFAS No.140. This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, SFAS 155 clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 amends Statement 140 to eliminate the prohibition on a qualifying special- purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is evaluating the impact, if any, of the adoption of this Statement on its financial results.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets". This Statement amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", and requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable and permits the entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of SFAS No. 140 for subsequent measurement. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. This Statement is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is evaluating the impact, if any, of the adoption of this Statement on its financial results.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2006 AND 2005

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

Changes in Financial Condition

         The Company's total assets of $143.7 million at June 30, 2006 reflect an increase of $5.1 million as compared to $138.6 million at December 31, 2005. The increase in assets was comprised of increases in loans receivable, net, of $7.3 million, and accrued interest receivable and bank owned life insurance of $40,000 each, partially offset by decreases in cash and cash equivalents, interest-bearing deposits in other financial institutions, securities available for sale, securities held to maturity, property and equipment, investment in Federal Home Loan Bank stock, and prepaid expenses and other assets of $511,000, $266,000, $635,000, $581,000, $67,000, $198,000, and $ 41,000 respectively.

         The increase in the Company's total liabilities and stockholders' equity of $5.1 million at June 30, 2006 as compared to December 31, 2005 was due primarily to increases in deposits and stockholders' equity of $9.2 million and $198,000, respectively, partially offset by decreases in borrowed funds from the Federal Home Bank of $4.1 million and accounts payable and other liabilities of $245,000, respectively. Changes in the components of major assets, liabilities and equity are discussed herein.

         Cash and Cash Equivalents. Cash and cash equivalents totaled approximately $1.7 million at June 30, 2006, a decrease of $511,000 or 22.8% as compared to $2.2 million at December 31, 2005. The decrease is due to the Company's bank subsidiary, BUCS Federal Bank, investing cash in excess of immediate needs into interest earning loans and investments.

         Interest-Bearing Deposits in Other Financial Institutions. Interest-bearing deposits in other financial institutions includes deposits at other financial institutions with original maturities of less than three months, overnight investment funds with no stated maturity and Federal funds sold. Interest-bearing deposits in other financial institutions totaled $6.5 million at June 30, 2006, a decrease of $266,000 or 3.9% as compared to $6.8 million at December 31, 2005. This decrease was primarily the result of an increase in loans receivable whereby interest-bearing deposits in other financial institutions were invested in new loan originations to customers of BUCS Federal Bank.

         Investment Securities Available for Sale. Investment securities available for sale decreased by $635,000 or 15.0% to $3.6 million at June 30, 2006 as compared to $4.2 million at December 31, 2005. This is the result of normal principal payments on mortgage-backed securities. Cash flows from the principal repayments on investment securities available for sale were primarily used to fund new loan originations during the period.

         Securities Held to Maturity. Securities held to maturity decreased by $581,000 or 7.6% to $7.0 million at June 30, 2006 as compared to $7.6 million at December 31, 2005. The decrease is the result of normal principal payments on mortgage-backed securities. Cash flows from the principal repayments on investment securities held to maturity were primarily used to fund new loan originations during the period.

         Loans Receivable, Net. Loans receivable net of allowance for loan losses at June 30, 2006 totaled $115.9 million, an increase of $7.3 million or approximately 6.7%, as compared to $108.6 million at December 31, 2005. Originations of $25.9 million, which includes $11.5 million of consumer loans including home equity loans, $4.9 million in first mortgage loans on one to four family residences and $9.5 million of commercial loans in the Bank's prime lending area, were offset by principal repayments and loan participations sold totaling $18.6 million.

         Bank Owned Life Insurance. The cash value of Bank Owned Life Insurance policies (BOLI) owned by the Bank increased to $2.25 million at June 30, 2006 from $2.21 million at December 31, 2005, an increase of 1.8%.

         During July 2003, the Company entered into an investment in BOLI with an original cash value of $2,000,000. The investment was made in the form of insurance policies on the life of the Company's president in the amount of $1 million and on the lives of four senior executive officers of the Bank in the amount of $250,000 each. The income derived from this investment is used to fund benefits for employees and directors of the Bank, including Endorsement Method Split Dollar Life Insurance Plans that provide death benefits to the Bank and all insured employees, a contribution of up to $50,000 per year to a Supplemental Employee Retirement Plan (SERP) for the president, and other benefits as determined by the board of directors.

         Deposits. Total deposits, after interest credited, increased by $9.2 million or 9.6% to $104.7 million at June 30, 2006, as compared to $95.6 million at December 31, 2005. The increase was primarily due to increased new deposit activity at bank branch locations, primarily in money market and certificate of deposit products, and normal cyclical trends that include deposits from income tax returns and employee bonuses during the first quarter of the calendar year. These factors resulted in increases in non-interest bearing checking, money market and certificate of deposit account balances of approximately $2.8 million, $5.6 million and $4.6 million, respectively. These increases were partially offset by decreases in regular savings balances and floating rate individual retirement account balances of approximately $3.5 million and $470,000, respectively.

         FHLB Advances. FHLB advances totaled $23.7 million at June 30, 2006 a decrease of $4.1 million or 14.6% compared to $27.7 million at December 31, 2005. The decrease was the result of the Bank using excess cash from deposits to pay down short-term borrowings.

         Stockholders' Equity. Stockholders' equity totaled $11.5 million at June 30, 2006, an increase of $198,000 from $11.3 million at December 31, 2005. The increase was due to net income from operations during the period of $212,000, partially offset by a decrease in accumulated other comprehensive income of $12,000 resulting from a decrease in the estimated fair value of investment securities available for sale and a decrease in retained earnings of $1,000 resulting from a cash payment to shareholders for fractional shares of stock in a 10% stock dividend paid to shareholders on January 1, 2006.

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

         The Company also maintains external sources of funds, which can be drawn upon when required to meet liquidity needs. The primary source of external liquidity is a line of credit for $42,861,000 from the Federal Home Loan Bank of Atlanta, of which approximately $19,211,000 was available to fund liquidity needs at June 30, 2006. Based upon its liquidity analysis, including external sources of available liquidity, management believes the liquidity position is appropriate at June 30, 2006.

         The following is a schedule of significant commitments at June 30, 2006:

         Commitments to extend credit:                                         (In thousands)
                  Commitments to originate residential mortgages                   $ 1,332
                  Commitments to originate non-residential, commercial mortgages     4,968
                  Commitments to originate non-mortgage commercial loans               825
                  Unused home equity lines of credit                                24,152
                  Unused commercial lines of credit                                  4,427
                  Commercial Letters of Credit                                         200
                  Other commitments to extend credit                                 4,825
                                                                                   -------
         Total Commitments to extend credit                                        $40,729
                                                                                   =======

                                       11

Results of Operations for the Six Months Ended June 30, 2006 and 2005

         Net Income. The Company recorded net income from continuing operations of $212,000 for the six-month period ended June 30, 2006 as compared to $170,000 for the same period in 2005, an increase of 24.3%. Net interest income increased $224,000 and noninterest income increased by $55,000, while noninterest expense increased by $157,000, the provision for loan losses increased by $34,000, and the provision for income taxes on continuing operations increased by $47,000. For the six-month period ended June 30, 2005, the Company also recorded a net gain on discontinued operations of $129,000 resulting from final payment on the sale of its Armor Insurance Group, Inc. wholly owned subsidiary in October 2004. Changes in the components of income and expense are discussed herein.

         Net Interest Income. Net interest income increased $224,000 or 11.3% for the six-month period ended June 30, 2006, as compared to the same period in 2005. The average balance of interest-earning assets increased $12.6 million or 10.9%, and the average yield thereon increased by 85 basis points. The average balance of interest-bearing liabilities increased $12.2 million or 11.0%, and the average rate paid thereon increased 86 basis points. The increases in interest-earning assets and interest-bearing liabilities are attributed primarily to positive cash flows resulting from an increase in average deposits of $6.8 million or 7.4% and an increase in average short-term borrowings of $5.5 million or 26.4%. The average yield on interest-earning assets and interest-bearing liabilities increased at approximately the same rate because both interest-earning assets and interest-bearing liabilities repriced consistently as the Federal Reserve increased interest rates during 2005 and 2006. The net interest rate spread, which is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, decreased to 3.40% for the six-month period ended June 30, 2006 from 3.41% for the same period in 2005. The 1 basis point decrease in the net interest rate spread is primarily due to the fact that interest-bearing liabilities repriced more rapidly than interest-earning assets during the period.

         Interest Income. Interest income increased $886,000 or 27.9% to $4.1 million for the six-month period ended June 30, 2006, as compared to $3.2 million for the same period in 2005. Interest on loans receivable increased $864,000 or 30.8% for the six-month period ended June 30, 2006, as compared to the same period in 2005. The increase is the result of a $15.3 million increase in the average balance of loans receivable and a 75 basis point increase in the average yield on loans receivable.

         Interest income on investment securities increased by $22,000 or 6.1% for the six-month period ended June 30, 2006, as compared to the same period in 2005. The increase is the result of a 93 basis point increase in the average yield on investment securities, partially offset by a $2.7 million or 14.4% decline in the average balance of investment securities.

         The average yield on all interest-earning assets was 6.37% and 5.52% for the six-month periods ended June 30, 2006 and 2005, respectively.

         Interest Expense. Interest expense totaled $1.8 million for the six-month period ended June 30, 2006, as compared to $1.2 million for the same period in 2005, an increase of $662,000, or 56.1%. The increase is due to an increase in the average balance of interest-bearing liabilities of $12.2 million or 11.0% and an increase in the average rate paid thereon of 86 basis points.

         Interest expense on deposits increased $425,000 or 59.2% for the six-month period ended June 30, 2006, as compared to the same period in 2005. The increase was due to an increase of $6.8 million or 7.4% in average deposits and a 76 basis point increase in the average cost of deposits.

         Interest on borrowed funds increased by $237,000 or 51.3% for the six-month period ended June 30, 2006, as compared to the same period in 2005. The increase was due to an increase in the average balance of advances outstanding of $5.5 million or 26.4% and an increase in the average cost of borrowed funds of 87 basis points. The Company uses FHLB advances as a funding source to supplement deposits, which are the Company's primary source of funds.

         The average cost of interest-bearing liabilities was 2.97% and 2.11% for the six-month periods ended June 30, 2006 and 2005, respectively.

         Provision for Loan Losses. During the six-month periods ended June 30, 2006 and 2005, the Company established provisions for loan losses of $206,000 and $172,000, respectively. The $34,000, or 20.0% increase reflect management's evaluation of the growth in the overall loan portfolio and underlying credit risk of the portfolio in determining the necessary level of allowance for loan losses.

         Noninterest Income. Total noninterest income, primarily fees and service charges, increased $55,000 or 4.2% for the six-month period ended June 30, 2006, as compared to the same period in 2005. This increase is primarily due to an increase of $54,000 in VISA check card interchange income during the period ended June 30, 2006 as usage of these cards expanded. The Bank places an emphasis on charging appropriate fees for services, such as ATM fees, insufficient funds fees, and interchange income generated by customers' use of check cards.

         Noninterest Expense. Total noninterest expense increased by $157,000 or 5.5% for the six-month period ended June 30, 2006, as compared to the same period in 2005. This increase was mainly attributable to increases of $127,000 or 8.6% in compensation and benefits resulting from addition of employees at the Bank as well as normal cost of living increases, and $68,000 or 5.8% in various operating expenses, primarily office operating expenses and advertising expenses. The increases were partially offset by decreases in other expense categories including professional fees and loan servicing expenses that decreased by $38,000 or 18.4%.

         Income Tax Expense. The provision for income taxes on continuing operations totaled $141,000 for the six-month period ended June 30, 2006 with an effective tax rate of approximately 39.9%, as compared to $94,000 and an effective tax rate of 35.5% for the same six-month period in 2005. The $47,000 or 50.2% increase is the result of increased net taxable income from continuing operations. The effective tax rate for the period ending June 30, 2006 was 39.9%.

Results of Operations for the Three Months Ended June 30, 2006 and 2005

         Net Income. The Company recorded net income from continuing operations of $104,000 for the three-month period ended June 30, 2006, as compared to $108,000 for the same period in 2005, representing a $4,000 or 3.5% decrease. Net interest income increased $88,000 and noninterest income increased by $1,900, while noninterest expense increased by $96,000, the provision for loan losses decreased by $7,000, and the provision for income taxes on continuing operations increased by $4,000. For the three-month period ended June 30, 2005, the Company also recorded a net gain on discontinued operations of $114,000 resulting from final payment on the sale of its Armor Insurance Group, Inc. wholly owned subsidiary in October 2004. Changes in the components of income and expense are discussed herein.

         Net Interest Income Net interest income increased $88,000 or 8.6% for the three-month period ended June 30, 2006, as compared to the same period in 2005. The average balance of interest-earning assets increased $12.8 million or 11.0%, and the average yield thereon increased by 82 basis points. The average balance of interest-bearing liabilities increased $11.9 million or 10.4%, and the average rate paid thereon increased 94 basis points. The increase in interest-bearing liabilities is attributed to an increase in average deposits of $9.2 million or 10.0% and an increase in short-term borrowings of $2.6 million or 12.3%. The average yield on interest-earning assets increased at a slower rate than the average cost of interest-bearing liabilities because most deposit growth came in higher costing money market and certificate of deposit accounts, and the Bank's interest-bearing liabilities repriced more rapidly than interest-earning assets as the Federal Reserve continued raising interest rates in 2005 and 2006. The net interest rate spread, which is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, decreased to 3.33% for the three-month period ended June 30, 2006 from 3.44% for the same period in 2005. The decrease in the net interest rate spread is primarily due to the fact that interest-bearing liabilities repriced more rapidly than interest-earning assets.

         Interest Income. Interest income increased $448,000 or 27.2% to $2.1 million for the three-month period ended June 30, 2006, as compared to $1.7 million for the same period in 2005.

         Interest on loans receivable increased $442,000 or 30.3% for the three-month period ended June 30, 2006, as compared to the same period in 2005. The increase is mainly the result of a $15.4 million increase in the average balance of loans receivable and a 75 basis point increase in the average yield on loans.

         Interest income on investment securities increased by $5,000 or 2.9% for the three-month period ended June 30, 2006, as compared to the same period in 2005. The increase is the result of a 78 basis point increase in the average yield on investment securities, partially offset by a $2.5 million or 13.8% decline in the average balance of investment securities.

         The average yield on all interest-earning assets was 6.46% and 5.64% for the three-month periods ended June 30, 2006 and 2005, respectively.

         Interest Expense. Interest expense totaled $986,000 for the three-month period ended June 30, 2006, as compared to $626,000 for the same period in 2005, an increase of $360,000, or 57.5%. The average balance of interest-bearing liabilities increased $11.9 million or 10.4% while the average rate paid thereon increased by 94 basis points

         Interest expense on deposits increased $264,000 or 68.9% for the three-month period ended June 30, 2006, as compared to the same period in 2005. The increase was due to an increase of $9.2 million in the average balance of deposits and an increase of 89 basis points in the rate paid thereon.

         Interest on borrowed funds increased by $96,000 or 39.5% for the three-month period ended June 30, 2006, as compared to the same period in 2005. The increase was due to an increase in the average balance of advances outstanding of $2.6 million or 12.3% and an increase in the average cost of borrowed funds of 110 basis points. The Company uses FHLB advances as a funding source and has in the past used borrowings to supplement deposits, which are the Company's primary source of funds.

         The average cost of interest-bearing liabilities was 3.13% and 2.20% for the three-month periods ended June 30, 2006 and 2005, respectively.

         Provision for Loan Losses. During the three-month periods ended June 30, 2006 and 2005, the Company established provisions for loan losses of $107,000 and $114,000, respectively. The $7,000, or 6.2% decrease reflects management's evaluation of the growth in the overall loan portfolio and underlying credit risk of the portfolio in determining the necessary level of allowance for loan losses.

         Noninterest Income. Total noninterest income, primarily fees and service charges, increased $1,900 or 0.3% for the three-month period ended June 30, 2006, as compared to the same period in 2005. The Bank places an emphasis on charging appropriate fees for services, such as ATM fees, insufficient funds fees, and interchange income generated by customers' use of check cards

         Noninterest Expense. Total noninterest expense increased by $96,000 or 6.7% for the three-month period ended June 30, 2006, as compared to the same period in 2005. This increase was mainly attributable to an increase of $43,000 or 5.8% in compensation and benefits resulting from addition of employees at the Bank and normal cost of living increases, an increase of $26,000 or 5.6% in occupancy and operations expense due to increased costs to operate branches and an increase of $23,000 or 23.8% in advertising and marketing expense as the Bank increased the use of print and radio advertising. These increases were partially offset by decreases of $14,000 and $9,000 in professional fees and loan servicing costs, respectively.

         Net Gain on Discontinued Operations. The net gain on discontinued operations for the three-month period ending June 30, 2005 reflects the performance of the Company's wholly owned subsidiary Armor Insurance Group, Inc. (Armor) which was sold on October 1, 2004. The net gain for the three-month period ended June 30, 2005 of $114,000 represents the final payment on the sale of the business and the net proceeds for the sale of property and equipment previously owned by Armor.

         Income Tax Expense. The provision for income taxes on continuing operations totaled $68,000 for the three-month period ended June 30, 2006 with an effective tax rate of approximately 39.7%, as compared to $64,000 and an effective tax rate of 37.9% for the same three-month period in 2005. The $4,000 or 7.4% increase is the result of increased net taxable income.

Capital Requirements

         The Bank is subject to federal regulations that impose certain minimum capital requirements. Quantitative measures, established by regulation to ensure capital adequacy, require the Bank to maintain amounts and ratios of tangible and core capital to adjusted total assets and of total risk-based capital to risk-weighted assets. On June 30, 2006, the Bank was in compliance with all of its regulatory capital requirements.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         ------------------

         The Registrant and its subsidiaries, from time to time, may be a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which BUCS Federal Bank, the wholly-owned subsidiary of the Registrant, holds security interests, claims involving the making and servicing of real property loans, and other issues incident to its business. There were no lawsuits pending or known to be contemplated at June 30, 2006 that would have a material effect on operations or income.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
         ------------------------------------------------------------

         None.

Item 3.  Defaults Upon Senior Securities.
         --------------------------------

         None.

Item 4.  Submission of Matters to a Vote of Security-Holders.
         ----------------------------------------------------

         Brian Bowers, Harry Fox, Peg Ohrt, and Gregory Devou elected as directors to the Board of Director's of the Company at the Annual Meeting of Shareholders, April 26, 2006.

         Ratification of the appointment of Stegman & Company as the Company's Independent auditor for the fiscal year ending December 31, 2006 at the Annual Meeting of Shareholders, April 26, 2006

Item 5.  Other Information.
         ------------------

         None.

Item 6.  Exhibits.
         ---------

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

                                      BUCS FINANCIAL CORP



Date: August 8, 2006                  By:  /s/Herbert J. Moltzan
                                           -------------------------------------
                                           Herbert J. Moltzan
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

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


Date: August 8, 2006                       Date: August 8, 2006