Form 10QSB
period 2006-09-30
BUCS FINANCIAL CORP
filed 2006-11-14
CIK 1125813

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended:   September 30, 2006
                                       ------------------

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

Number of shares outstanding of common stock as of November 11, 2006:

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

ITEM 1.  FINANCIAL STATEMENTS

                  Consolidated Balance Sheets as of September 30, 2006 (unaudited)
                  and December 31, 2005 ..........................................................................1

                  Consolidated Statements of Operations for the nine and three month periods ended September 30, 2006 and 2005 (unaudited)...................................................2

                  Consolidated Statements of Cash Flows for the nine
                  month periods ended September 30, 2006 and 2005 (unaudited).....................................3

                  Notes to Consolidated Financial Statements (unaudited)..........................................4

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.............................................................9

ITEM 3.     CONTROLS AND PROCEDURES..............................................................................17

PART II.          OTHER INFORMATION
-------           -----------------

ITEM 1.     LEGAL PROCEEDINGS....................................................................................18

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS..........................................18

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES......................................................................18

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS..................................................18

ITEM 5.     OTHER INFORMATION....................................................................................18

ITEM 6.     EXHIBITS ............................................................................................18

SIGNATURES

                      BUCS FINANCIAL CORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

                                                                               (Unaudited)
                                                                               September 30      December 31
                                                                                  2006             2005
                                                                              -------------    -------------
                      ASSETS
                      ------
Cash and cash equivalents                                                     $   2,278,846    $   2,246,408
Interest-bearing deposits in other financial institutions                         7,307,852        6,773,975
Securities available for sale, at fair value                                      3,355,113        4,221,024
Securities held to maturity                                                       6,721,198        7,623,787

Loans receivable                                                                120,580,621      109,311,562
Allowance for loan losses                                                          (820,747)        (732,315)
                                                                              -------------    -------------
Loans receivable, net                                                           119,759,874      108,579,247

Accrued interest receivable                                                         574,565          505,900
Property and equipment, net                                                       3,690,898        3,837,801
Investment required by law - Federal Home Loan Bank Stock                         1,444,200        1,583,500
Bank Owned Life Insurance                                                         2,272,955        2,213,018
Prepaid Merger Costs                                                                139,053             --
Prepaid expenses and other assets                                                 1,280,751        1,064,424
                                                                              -------------    -------------
                Total Assets                                                  $ 148,825,305    $ 138,649,084
                                                                              =============    =============



        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

Liabilities:
        Deposits                                                              $ 107,023,527    $  95,554,243
        Accounts payable and other liabilities                                    1,087,136        1,087,785
        Borrowed funds - Federal Home Loan Bank                                  26,000,000       27,700,000
        Guaranteed preferred beneficial interest in Company's
         subordinated debt                                                        3,000,000        3,000,000
                                                                              -------------    -------------
              Total Liabilities                                                 137,110,663      127,342,028
                                                                              -------------    -------------

Stockholders' Equity:
        Preferred stock, par value $0.10 per share, 4,000,000 shares                   --               --
             authorized, 0 shares issued and outstanding
        Common stock, par value $0.10 per share, 10,000,000 shares authorized, 882,108  and 801,968 shares issued and outstanding
             at September 30, 2006 and December 31, 2005, respectively               88,211           80,197
        Stock dividends distributable                                                  --              8,724
        Additional paid-in capital                                                5,229,807        5,229,806
        Retained earnings                                                         6,578,647        6,177,720
       Unallocated common stock held by Employee Stock Ownership
            Plan ("ESOP")                                                          (168,532)        (168,532)
        Accumulated other comprehensive loss                                        (13,491)         (20,859)
                                                                              -------------    -------------
             Total Stockholders' Equity                                          11,714,642       11,307,056
                                                                              -------------    -------------

                Total Liabilities and Stockholders' Equity                    $ 148,825,305    $ 138,649,084
                                                                              =============    =============


The accompanying notes are an intregal part of these consolidated financial statements

                      BUCS FINANCIAL CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE NINE AND THREE MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)

                                                            Nine month periods ended   Three month periods ended
                                                                   September 30               September 30
                                                            -----------------------    --------------------------
                                                               2006         2005          2006           2005
                                                            -----------------------    --------------------------

 Interest Income
      Loans receivable                                      $ 5,758,435  $4,369,508    $ 2,084,831    $ 1,560,149
      Investment securities                                     581,970     548,784        198,850        187,518
                                                            -----------------------    --------------------------
           Total interest income                              6,340,405   4,918,292      2,283,681      1,747,667
                                                            -----------------------    --------------------------
 Interest expense
      Deposits                                                1,931,712   1,156,936        787,709        438,416
      Borrowed funds                                          1,057,837     755,724        360,343        294,760
                                                            -----------------------    --------------------------
           Total interest expense                             2,989,549   1,912,660      1,148,052        733,176
                                                            -----------------------    --------------------------
           Net interest income                                3,350,856   3,005,632      1,135,629      1,014,491

 Provision for loan losses                                      350,917     241,752        144,835         70,000
                                                            -----------------------    --------------------------
 Net interest income after provision for loan losses          2,999,939   2,763,880        990,794        944,491
                                                            -----------------------    --------------------------
 Noninterest income
      Fees and service charges                                2,065,420   1,862,507        824,338        679,544
      Fee to process and maintain cash facility                  90,000      90,000         30,000         30,000
      Other                                                      90,729      95,128         30,251         31,852
                                                            -----------------------    --------------------------
           Total noninterest income                           2,246,149   2,047,635        884,589        741,396
                                                            -----------------------    --------------------------

 Noninterest expense
      Compensation and benefits                               2,412,303   2,244,019        812,627        771,051
      Professional fees                                         183,323     188,385         70,822         59,935
      Occupancy expense                                         834,773     820,960        278,588        268,176
      Office operations                                         660,450     612,651        227,536        213,689
      Advertising and marketing expense                         295,304     226,913        107,087         68,203
      Conference and training expense                           106,360      94,790         34,929         24,767
      Loan servicing expense                                     26,435      56,126         10,872         20,322
      Other operating expense                                    62,079      72,357         19,960         28,123
                                                            -----------------------    --------------------------
           Total noninterest expense                          4,581,027   4,316,201      1,562,421      1,454,266
                                                            -----------------------    --------------------------

 Income before income taxes                                     665,061     495,314        312,962        231,621
 Income tax expense                                             264,134     182,214        123,553         88,648
                                                            -----------------------    --------------------------
 Income from continuing operations                              400,927     313,100        189,409        142,973

 Discontinued operations
      Gain from operations of discontinued component                  -     214,339              -          4,298
      Income tax expense                                              -     (82,964)             -         (1,661)
                                                            -----------------------    --------------------------
      Net gain on discontinued operation                              -     131,375              -          2,637
                                                            -----------------------    --------------------------

 Net income                                                     400,927     444,475        189,409        145,610

 Net change in unrealized gains/(losses) on securities
      available for sale, net of deferred income tax benefit      7,368     (13,577)        19,856        (10,253)
                                                            -----------------------    --------------------------
 Total comprehensive income                                 $   408,295  $  430,898    $   209,265    $   135,357
                                                            =======================    ==========================
 Earnings per share - basic
      From continuing operations                            $      0.48  $     0.42    $      0.23    $      0.19
      From discontinued operations                                 0.00        0.18           0.00           0.00
                                                            -----------------------    --------------------------
      Net Income                                            $      0.48  $     0.60    $      0.23    $      0.19
                                                            =======================    ==========================
      Shares used in computing basic earnings per share         841,324     750,630        841,324        750,630
                                                            =======================    ==========================

 Earnings per share - diluted
      From continuing operations                            $      0.45  $     0.40    $      0.21    $      0.19
      From discontinued operations                                 0.00        0.17           0.00           0.00
                                                            -----------------------    --------------------------
      Net Income                                            $      0.45  $     0.57    $      0.21    $      0.19
                                                            =======================    ==========================

      Shares used in computing diluted earnings per share       897,907     774,845        897,907        774,845
                                                            =======================    ==========================

The accompanying notes are an integral part of these consolidated financial statements.

                      BUCS FINANCIAL CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)

                                                                                        Nine month periods ended
                                                                                             September 30,
                                                                                    ----------------------------------
                                                                                         2006                 2005
                                                                                    ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                       $    400,927          $    444,475
    Reconciliation of net income to net cash provided by
          operating activities:
       Provision for loan losses                                                         350,917               241,752
       Increase in cash surrender value of life insurance                                (59,937)              (63,135)
       Depreciation and amortization                                                     310,996               329,708
       Proceeds from sale of loans originated for sale                                   956,035             2,764,000
       Origination of loans originated for sale                                         (950,000)                    -
       Gain on sale of loans originated for sale                                          (6,035)                    -
       Effects of changes in operating assets and liabilities:
            Accrued interest receivable                                                  (68,665)              (55,183)
            Prepaid merger costs                                                        (139,053)                    -
            Prepaid expenses and other assets                                           (216,327)             (129,166)
            Accounts payable and other liabilities                                        (5,284)             (221,255)
                                                                                    ------------          ------------
                       Net cash provided by operating activities                         573,574             3,311,196
                                                                                    ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net increase in loans                                                            (11,531,544)          (14,337,070)
    Net (increase) decrease in interest-bearing
       deposits of other financial institutions                                         (533,877)              201,736
    Proceeds from maturities, redemption and sales
       of securities available-for-sale                                                  875,909             1,269,094
    Proceeds from repayments on securities held-to-maturity                              886,774             1,260,725
    Redemption (purchase) of FHLB stock                                                  139,300              (243,600)
    Proceeds from sale of assets from discontinued component                                   -               362,915
    Purchase of property and equipment                                                  (146,272)              (92,206)
                                                                                    ------------          ------------
                        Net cash used in investing activities                        (10,309,710)          (11,578,406)
                                                                                    ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net (decrease) increase in borrowed funds from the FHLB                           (1,700,000)            5,200,000
    Net increase in deposits                                                          11,469,284             5,873,925
    Cash in lieu of fractional shares                                                       (710)                    -
                                                                                    ------------          ------------
                        Net cash provided by financing activities                      9,768,574            11,073,925
                                                                                    ------------          ------------


NET INCREASE  IN CASH AND CASH EQUIVALENTS                                                32,438             2,806,715
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         2,246,408               886,787
                                                                                    ------------          ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $  2,278,846          $  3,693,502
                                                                                    ============          ============

Supplemental disclosure of cash flow information:
     Cash paid for income taxes                                                     $    441,351          $    534,664
                                                                                    ============          ============
     Cash paid for interest                                                         $  2,966,590          $  1,835,669
                                                                                    ============          ============


The accompanying notes are an intregal part of these consolidated financial statements

                      BUCS FINANCIAL CORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)

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

The accompanying consolidated financial statements for the nine and three month periods ended September 30, 2006 and 2005 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading.

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

The unaudited consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the financial position of the Company as of September 30, 2006, the results of its operations and cash flows for the nine and three month periods ended September 30, 2006. The results of the interim periods are not necessarily indicative of the results expected for the full fiscal year or any other period.

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

Assets of Armor Insurance Group, Inc. were sold during the nine month period ended September 30, 2005. The assets were comprised of office condominium units in Ellicott City, Maryland and office equipment. Additionally, during the nine months ended September 30, 2005, income was recognized and received as a result of the sale of intangible assets. The Company realized a pretax net gain on sale from the sale of those fixed and intangible assets of $206,825. Certain rents and other miscellaneous revenues of $3,216 were also earned by the discontinued operation during the nine month periods ended September 30, 2005.

NOTE 4 - EARNINGS PER SHARE
         ------------------

Earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding, less unearned ESOP shares, during the period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, including any potentially dilutive outstanding securities, such as options and warrants. At September 30, 2006, the Company had 95,586 options outstanding. None of the outstanding options had any antidilutive effects on earnings per share for the nine and three months ended September 30, 2006 or September 30, 2005. Earnings per share amounts have given retroactive effect to a 10% stock dividend declared on December 19, 2005 and paid on January 1, 2006.


NOTE 5 -  STOCK-BASED COMPENSATION
          ------------------------

At September 30, 2006, the Company has one stock option plan, which is more fully described in Note 10 in the Company's 2005 Annual Report on Form 10-KSB. On January 1, 2006, the Company implemented Statement of Financial Accounting Standards No. 123(R), "Share-Based Payments"("SFAS No. 123R") which replaced SFAS No. 123 and supercedes Opinion No. 25 and the related implementation guidance. SFAS No. 123R addresses accounting for equity-based compensation arrangements, including employee stock options. The Company adopted the "modified prospective method" where stock-based compensation expense is recorded beginning on the adoption date and prior periods are not restated. Under this method, compensation expense is recognized using the fair-value based method for all new awards granted after January 1, 2006. Additionally, compensation expense for unvested stock options that are outstanding at January 1, 2006 is recognized over the requisite service period based on the fair value of those options as previously calculated at the grant date under the pro-forma disclosures of SFAS 123. The fair value of each grant is estimated using the Black-Scholes option pricing model.

During the nine and three month periods ended September 30, 2006 the Company did not award any stock option grants, and the Company has not awarded any new grants since August 2003. The Company did not recognize any pre-tax stock-based compensation expense as a result of adopting SFAS 123R as all stock options previously awarded by the Company were fully vested. Based upon a last trade of $22.50 the aggregate intrinsic value of stock options outstanding and exercisable at September 30, 2006 was $1,273,206.

The following table summarizes the stock option activity for the periods indicated:

                                                                Nine months ended                   Year ended
                                                                September 30, 2006               December 31, 2005
                                                                ------------------               -----------------

                                                                           Weighted                           Weighted
                                                                           Average                            Average
                                                              Shares   Exercise Price            Shares    Exercise Price
                                                              ------   --------------            ------    --------------
Options outstanding at the
     Beginning of period                                      95,586        $ 9.18               95,586        $ 9.18

Granted                                                            -             -                    -             -

Exercised                                                          -             -                    -             -

Canceled/expired                                                   -             -                    -             -
                                                              --------------------------------------------------------

Options outstanding at
      end of period                                           95,586        $ 9.18               95,586        $ 9.18
                                                              ======                             ======

Options exercisable                                           95,586                             95,586
                                                              ======                             ======

                                                                 As of September 30, 2006
                                                                 ------------------------

                                               Options outstanding              Options exercisable
                                               -------------------              -------------------
                                                                      Weighted                        Weighted
                                                Weighted Average      Average                         Average
                      Range of        Number       Remaining          Exercise           Number      Exercise
                 Exercise Prices  Outstanding   Contractual Life       Price           Outstanding     Price
                 ---------------  -----------   ----------------       -----           ------------    -----
                                                   (in years)
                       $ 8.73        24,926            5.58            $ 8.73            24,926       $ 8.73
                         9.34        70,660            6.92              9.34            70,660         9.34
                       ------        ------            ----            ------            ------       ------

                $ 8.73 - $ 9.34      95,586            6.57            $ 9.18            95,586       $ 9.18
                ----------------     ------            ----            ------            ------       ------

NOTE 6 - PREPAID MERGER COSTS
         --------------------

On September 6, 2006, the Registrant and Community Banks, Inc. ("Community") announced the execution of a definitive agreement pursuant to which the
Registrant will merge into Community, with Community as the surviving corporation. Completion of the merger is subject to various conditions including the approval of the Registrant's stockholders and receipt of all required regulatory approvals. The parties anticipate that the merger will be consummated by April 1, 2007, assuming satisfaction of all conditions.


NOTE 7 -  RECENT ACCOUNTING PRONOUNCEMENTS
          --------------------------------

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

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

CHANGES IN FINANCIAL CONDITION

         The Company's total assets of $148.8 million at September 30, 2006 reflect an increase of $10.2 million as compared to $138.6 million at December 31, 2005. The increase in assets was comprised of increases in cash and cash equivalents, interest bearing deposits in other financial institutions, loans receivable, net, accrued interest receivable, bank owned life insurance, prepaid merger costs, and prepaid expenses and other assets of $32,000, $534,000, $11.2 million, $69,000, $60,000, $139,000 and $216,000, respectively. These were partially offset by decreases in securities available for sale, securities held to maturity, property and equipment, net and investment in Federal Home Loan Bank stock of $866,000, $903,000, $147,000 and $139,000, respectively.

     The increase in the Company's total liabilities and stockholders' equity of $10.2 million at September 30, 2006 as compared to December 31, 2005 was due primarily to increases in deposits and stockholders' equity of $11.5 million and $408,000, respectively, partially offset by a decrease in borrowed funds from the Federal Home Bank of $1.7 million. Changes in the components of major assets, liabilities and equity are discussed herein.

     CASH AND CASH EQUIVALENTS. Cash and cash equivalents totaled approximately $2.3 million at September 30, 2006, a decrease of $32,000 or 1.4% as compared to $2.25 million at December 31, 2005. The decrease is due to the Company's bank subsidiary, BUCS Federal Bank, investing cash in excess of immediate needs.

     INTEREST-BEARING DEPOSITS IN OTHER FINANCIAL INSTITUTIONS. Interest-bearing deposits in other financial institutions includes deposits at other financial institutions with original maturities of less than three months, overnight investment funds with no stated maturity and Federal funds sold. Interest-bearing deposits in other financial institutions totaled $7.3 million at September 30, 2006, an increase of $534,000 or 7.9% as compared to $6.8 million at December 31, 2005. This increase was primarily the result of the Bank investing excess cash in higher yielding short-term investments pending anticipated increases in loan demand.

     INVESTMENT SECURITIES AVAILABLE FOR SALE. Investment securities available for sale decreased by $866,000 or 20.5% to $3.4 million at September 30, 2006 as compared to $4.2 million at December 31, 2005. This is the result of normal principal payments on mortgage-backed securities. Cash flows from the principal repayments on investment securities available for sale were primarily used to fund new loan originations during the period.

     SECURITIES HELD TO MATURITY. Securities held to maturity decreased by $903,000 or 11.8% to $6.7 million at September 30, 2006 as compared to $7.6 million at December 31, 2005. The decrease is the result of normal principal payments on mortgage-backed securities. Cash flows from the principal repayments on investment securities held to maturity were primarily used to fund new loan originations during the period.

     LOANS RECEIVABLE, NET. Loans receivable net of allowance for loan losses at September 30, 2006 totaled $119.8 million, an increase of $11.2 million or approximately 10.3%, as compared to $108.6 million at December 31, 2005. Originations of $40.6 million, which includes $15.6 million of consumer loans including home equity loans, $7.5 million in first mortgage loans on one to four family residences and $17.5 million of commercial loans in the Bank's prime lending area, were offset by principal repayments and loan participations sold totaling $29.4 million.

     BANK OWNED LIFE INSURANCE. The cash value of Bank Owned Life Insurance policies (BOLI) owned by the Bank increased to $2.27 million at September 30, 2006 from $2.21 million at December 31, 2005, an increase of 2.7%.

     PREPAID MERGER COSTS. On September 5, 2006, the Company announced that the board of directors had approved a merger with Community Banks, Inc. of Harrisburg, Pennsylvania. Thus far, the Company has accumulated $139,000 in costs, mostly attorney fees, relating to the merger. No similar expenses existed at December 31, 2005.

     PREPAID EXPENSES AND OTHER ASSETS. Prepaid expenses and other assets increased by $216,000 or 20.3% to $1.28 million at September 30, 2006 compared to $1.06 million at December 31, 2005. The increase is primarily the result of an increase in accounts receivable of $191,000 that resulted when the Bank sold a foreclosed property during September 2006. The proceeds of the sale have not yet been received from the attorney.

     DEPOSITS. Total deposits, after interest credited, increased by $11.5 million or 12.0% to $107.0 million at September 30, 2006, as compared to $95.6 million at December 31, 2005. The increase was primarily due to increased new deposit activity at bank branch locations, primarily in money market and certificate of deposit products. These factors resulted in increases in non-interest bearing checking, money market and certificate of deposit account balances of approximately $1.5 million, $10.1 million and $6.6 million, respectively. These increases were partially offset by decreases in regular savings balances and floating rate individual retirement account balances of approximately $6.1 million and $611,000, respectively.

     FHLB ADVANCES. FHLB advances totaled $26.0 million at September 30, 2006 a decrease of $1.7 million or 6.1% compared to $27.7 million at December 31, 2005. The decrease was the result of the Bank using excess cash from deposits to pay down short-term borrowings.

     STOCKHOLDERS' EQUITY. Stockholders' equity totaled $11.7 million at September 30, 2006, an increase of $408,000 from $11.3 million at December 31, 2005. The increase was due to net income from operations during the period of $401,000, and a decrease in accumulated other comprehensive loss of $7,000 resulting from a increase in the fair value of investment securities available for sale.

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

     The Company also maintains external sources of funds, which can be drawn upon when required to meet liquidity needs. The primary source of external liquidity is a line of credit for $44.4 million from the Federal Home Loan Bank of Atlanta, of which approximately $18.4 million was available to fund liquidity needs at September 30, 2006. Based upon its liquidity analysis, including external sources of available liquidity, management believes the liquidity position is appropriate at September 30, 2006.

     The following is a schedule of significant commitments at September 30, 2006:

         Commitments to extend credit:                                              (In thousands)
                  Commitments to originate non-residential, commercial mortgages       $    850
                  Commitments to originate non-mortgage commercial loans                  1,419
                  Unused home equity lines of credit                                     26,061
                  Unused commercial lines of credit                                       4,708
                  Commercial Letters of Credit                                              100
                  Other commitments to extend credit                                      4,639
                                                                                      ---------

         Total Commitments to extend credit                                            $ 37,777
                                                                                       ========

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

     NET INCOME. The Company recorded net income from continuing operations of $401,000 for the nine-month period ended September 30, 2006 as compared to $313,000 for the same period in 2005, an increase of 28.1%. Net interest income increased $345,000 and noninterest income increased by $199,000, while noninterest expense increased by $265,000, the provision for loan losses increased by $109,000, and the provision for income taxes on continuing operations increased by $82,000. For the nine-month period ended September 30, 2005, the Company also recorded a net gain on discontinued operations of $131,000 resulting from final payment on the sale of its Armor Insurance Group, Inc. wholly owned subsidiary in October 2004. Changes in the components of income and expense are discussed herein.

     NET INTEREST INCOME. Net interest income increased $345,000 or 11.5% for the nine-month period ended September 30, 2006, as compared to the same period in 2005. The average balance of interest-earning assets increased $13.9 million or 11.9%, and the average yield thereon increased by 85 basis points. The average balance of interest-bearing liabilities increased $12.9 million or 11.4%, and the average rate paid thereon increased 91 basis points. The increase in interest-bearing liabilities is attributed primarily to positive cash flows resulting from an increase in average deposits of $9.0 million or 9.8% and an increase in average short-term borrowings of $4.0 million or 18.2%. The average cost of interest-bearing liabilities increased faster than the average yield on interest-earning assets because most of the deposit growth came in higher costing money market and certificate of deposit accounts as the Federal Reserve increased interest rates during 2005 and early 2006. The net interest rate spread, which is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, decreased to 3.33% for the nine-month period ended September 30, 2006 from 3.38% for the same period in 2005. The 5 basis point decrease in the net interest rate spread is primarily due to the fact that interest-bearing liabilities repriced more rapidly than interest-earning assets during the period.

     INTEREST INCOME. Interest income increased $1.4 million or 28.9% to $6.3 million for the nine-month period ended September 30, 2006, as compared to $4.9 million for the same period in 2005. Interest on loans receivable increased $1.4 million or 31.8% for the nine-month period ended September 30, 2006, as compared to the same period in 2005. The increase is the result of a $16.6 million or 16.9% increase in the average balance of loans receivable and a 76 basis point increase in the average yield on loans receivable.

     Interest income on investment securities increased by $33,000 or 6.0% for the nine-month period ended September 30, 2006, as compared to the same period in 2005. The increase is the result of a 94 basis point increase in the average yield on investment securities, partially offset by a $2.7 million or 14.4% decline in the average balance of investment securities.

     The average yield on all interest-earning assets was 6.49% and 5.63% for the nine-month periods ended September 30, 2006 and 2005, respectively.

     INTEREST EXPENSE. Interest expense totaled $3.0 million for the nine-month period ended September 30, 2006, as compared to $1.9 million for the same period in 2005, an increase of $1.1 million, or 56.3%. The increase is due to an increase in the average balance of interest-bearing liabilities of $12.9 million or 11.4% and an increase in the average rate paid thereon of 91 basis points.

     Interest expense on deposits increased $775,000 or 67.0% for the nine-month period ended September 30, 2006, as compared to the same period in 2005. The increase was due to an increase of $9.0 million or 9.8% in average deposits and a 88 basis point increase in the average cost of deposits.

     Interest on borrowed funds increased by $302,000 or 39.9% for the nine-month period ended September 30, 2006, as compared to the same period in 2005. The increase was due to an increase in the average balance of advances outstanding of $4.0 million or 18.2% and an increase in the average cost of borrowed funds of 85 basis points. The Company uses FHLB advances as a funding source to supplement deposits, which are the Company's primary source of funds.

     The average cost of interest-bearing liabilities was 3.16% and 2.25% for the nine-month periods ended September 30, 2006 and 2005, respectively.

     PROVISION FOR LOAN LOSSES. During the nine-month periods ended September 30, 2006 and 2005, the Company established provisions for loan losses of $351,000 and $242,000, respectively. The $109,000, or 45.2% increase is the result of continued growth in the total loan portfolio and management's evaluation of the underlying credit risk of the portfolio.

     NONINTEREST INCOME. Total noninterest income, primarily fees and service charges, increased $199,000 or 9.7% for the nine-month period ended September 30, 2006, as compared to the same period in 2005. This increase is primarily due to an increase in checking account related fees and VISA Check card interchange income totaling $233,000 as the Bank continued to open new checking accounts during 2006. The increase was partially offset by declines in other fees, especially commercial loan related fees and ATM transaction fees totaling $34,000. The Bank places an emphasis on charging appropriate fees for services, such as ATM fees, insufficient funds fees, and interchange income generated by customers' use of check cards.

     NONINTEREST EXPENSE. Total noninterest expense increased by $265,000 or 6.1% for the nine-month period ended September 30, 2006, as compared to the same period in 2005. This increase was mainly attributable to increases of $168,000 or 7.5% in compensation and benefits resulting from addition of employees at the Bank as well as normal cost of living increases, $68,000 or 30.1% in marketing and advertising expense as the Bank increased print and radio advertising to help compete for loans and deposits, and $62,000 or 4.3% in various operating expenses, primarily office occupancy and operating expenses. The increases were partially offset by decreases in other expense categories including professional fees and loan servicing expenses that decreased by $45,000 or 14.2%.

     INCOME TAX EXPENSE. The provision for income taxes on continuing operations totaled $264,000 for the nine-month period ended September 30, 2006 with an effective tax rate of approximately 39.7%, as compared to $182,000 and an effective tax rate of 36.8% for the same nine-month period in 2005. The $82,000 or 45.0% increase is the result of increased net taxable income from continuing operations.

     NET GAIN ON DISCONTINUED OPERATIONS. The net gain on discontinued operations for the nine-month period ending September 30, 2005 reflects the performance of the Company's wholly owned subsidiary Armor Insurance Group, Inc. (Armor) which was sold on October 1, 2004. The net gain for the nine-month period ended September 30, 2005 of $131,000 represents the final payment on the sale of the business and the net proceeds for the sale of property and equipment previously owned by Armor.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

     NET INCOME. The Company recorded net income from continuing operations of $189,000 for the three-month period ended September 30, 2006, as compared to $143,000 for the same period in 2005, representing a $46,000 or 32.5% increase. Net interest income increased $121,000 and noninterest income increased by $143,000 while noninterest expense increased by $108,000, the provision for loan losses decreased by $75,000, and the provision for income taxes on continuing operations increased by $35,000. For the three-month period ended September 30, 2005, the Company also recorded a net gain on discontinued operations of $2,600 resulting from final disposition of the assets of its Armor Insurance Group, Inc. wholly owned subsidiary which was sold in October 2004. Changes in the components of income and expense are discussed herein.

     NET INTEREST INCOME Net interest income increased $121,000 or 11.9% for the three-month period ended September 30, 2006, as compared to the same period in 2005. The average balance of interest-earning assets increased $15.4 million or 12.9%, and the average yield thereon increased by 92 basis points. The average balance of interest-bearing liabilities increased $14.4 million or 12.4%, and the average rate paid thereon increased 99 basis points. The increase in interest-bearing liabilities is attributed to an increase in average deposits of $13.7 million or 14.8% and an increase in short-term borrowings of $766,000 or 3.2%. The average yield on interest-earning assets increased at a slower rate than the average cost of interest-bearing liabilities because most deposit growth came in higher costing money market and certificate of deposit accounts. The net interest rate spread, which is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, decreased to 3.26% for the three-month period ended September 30, 2006 from 3.33% for the same period in 2005. The decrease in the net interest rate spread is primarily due to the fact that interest-bearing liabilities repriced more rapidly than interest-earning assets during the three-month period ended September 30, 2006 as compared to the same period in 2005.

     INTEREST INCOME. Interest income increased $536,000 or 30.7% to $2.28 million for the three-month period ended September 30, 2006, as compared to $1.75 million for the same period in 2005.

     Interest on loans receivable increased $525,000 or 33.7% for the three-month period ended September 30, 2006, as compared to the same period in 2005. The increase is mainly the result of an $18.0 million or 17.8% increase in the average balance of loans receivable and an 83 basis point increase in the average yield on loans.

     Interest income on investment securities increased by $11,000 or 6.0% for the three-month period ended September 30, 2006, as compared to the same period in 2005. The increase is the result of a 98 basis point increase in the average yield on investment securities, partially offset by a $3,000 or 14.4% decline in the average balance of investment securities.

     The average yield on all interest-earning assets was 6.77% and 5.85% for the three-month periods ended September 30, 2006 and 2005, respectively.

     INTEREST   EXPENSE.   Interest   expense  totaled  $1.15  million  for  the
three-month period ended September 30, 2006, as compared to $733,000 for the same period in 2005, an increase of $415,000, or 56.6%. The average balance of interest-bearing liabilities increased $14.4 million or 12.4% while the average rate paid thereon increased by 99 basis points

     Interest expense on deposits increased $349,000 or 79.7% for the three-month period ended September 30, 2006, as compared to the same period in 2005. The increase was due to an increase of $13.7 million or 14.8% in the average balance of deposits and an increase of 108 basis points in the rate paid thereon.

     Interest on borrowed funds increased by $66,000 or 22.2% for the three-month period ended September 30, 2006, as compared to the same period in 2005. The increase was due to an increase in the average balance of advances outstanding of $766,000 or 3.2% and an increase in the average cost of borrowed funds of 91 basis points. The Company uses FHLB advances as a funding source to supplement deposits, which are the Company's primary source of funds.

     The average cost of interest-bearing liabilities was 3.51% and 2.52% for the three-month periods ended September 30, 2006 and 2005, respectively.

     PROVISION FOR LOAN LOSSES. During the three-month periods ended September 30, 2006 and 2005, the Company established provisions for loan losses of $145,000 and $70,000, respectively. The $75,000, or 106.9% increase reflects management's evaluation of the continuing rapid growth in the overall loan portfolio and underlying credit risk of the portfolio in determining the necessary level of allowance for loan losses.

     NONINTEREST INCOME. Total noninterest income, primarily fees and service charges, increased $143,000 or 19.3% for the three-month period ended September 30, 2006, as compared to the same period in 2005. The increase is due mainly to increased checking account and VISA check card related fees as the Bank continued to open new checking accounts at all its branches. The Bank places an emphasis on charging appropriate fees for services, such as ATM fees, insufficient funds fees, and interchange income generated by customers' use of check cards.

     NONINTEREST EXPENSE. Total noninterest expense increased by $108,000 or 7.4% for the three-month period ended September 30, 2006, as compared to the same period in 2005. This increase was mainly attributable to an increase of $42,000 or 5.4% in compensation and benefits resulting from addition of employees at the Bank and normal cost of living increases, an increase of $39,000 or 57.0% in advertising and marketing expense as the Bank increased print and radio advertising of deposit and loan products, and increases in occupancy, office operations, professional fees, and training expenses totaling $45,000 or 8.0% as the Bank continued to grow. These increases were partially offset by decreases in loan servicing and other operating expenses of $18,000, or 36.4%.

     INCOME TAX EXPENSE. The provision for income taxes on continuing operations totaled $124,000 for the three-month period ended September 30, 2006 with an effective tax rate of approximately 39.5%, as compared to $89,000 and an effective tax rate of 38.3% for the same three-month period in 2005. The $35,000 increase is the result of increased net taxable income.

CAPITAL REQUIREMENTS

         The Bank is subject to federal regulations that impose certain minimum capital requirements. Quantitative measures, established by regulation to ensure capital adequacy, require the Bank to maintain amounts and ratios of tangible and core capital to adjusted total assets and of total risk-based capital to risk-weighted assets. On September 30, 2006, the Bank was in compliance with all of its regulatory capital requirements.

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

                           PART II - OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS.
         -----------------

         The Registrant and its subsidiaries, from time to time, may be a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which BUCS Federal Bank, the wholly-owned subsidiary of the Registrant, holds security interests, claims involving the making and servicing of real property loans, and other issues incident to its business. There were no lawsuits pending or known to be contemplated at September 30, 2006 that would have a material effect on operations or income.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
         ----------------------------------------------------------

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
         -------------------------------

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.
         ---------------------------------------------------

         None.

ITEM 5.  OTHER INFORMATION.
         -----------------

         On September 6, 2006, the Registrant and Community Banks, Inc. ("Community") announced the execution of a definitive agreement pursuant to which the Registrant will merge into Community, with Community as the surviving corporation. The Registrant's stockholders will receive for each share of the Registrant's common stock either $24.00 in cash or shares of Community common stock having an approximate value of $24.00 with the precise exchange ratio to be established at closing based on Community's stock price prior to completion of the merger. The total purchase price is approximately $22.6 million, with between 50% and 65% to be paid in shares of Community common stock. Completion of the merger is subject to various conditions including the approval of the Registrant's stockholders and receipt of all required regulatory approvals. The parties anticipate that the merger will be consummated by April 1, 2007, assuming satisfaction of all conditions. For more information, please refer to the Registrant's Current Report on Form 8-K filed on September 7, 2006.


ITEM 6.  EXHIBITS.
         -------

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

                                        BUCS FINANCIAL CORP



Date: November 14, 2006
                                    By: /s/  Herbert J. Moltzan
                                        ----------------------------------------
                                        Herbert J. Moltzan
                                        President and Chief Executive Officer
                                        (Duly Authorized Representative)

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Herbert J. Moltzan                        /s/ Matthew J. Ford
----------------------------------------      ----------------------------------
Herbert J. Moltzan                            Matthew J. Ford
President and Chief Executive Officer         Chief Financial Officer


Date: November  14, 2006                      Date: November 14, 2006