Form 10KSB
period 2006-12-31
BUCS FINANCIAL CORP
filed 2007-04-02
CIK 1125813

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934
     For the fiscal year ended              December 31, 2006
                               -------------------------------------------------
                                      -OR-

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ___________ to _____________.

                         Commission File Number:         0-32437
                                                 -------------------------------

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
                                                     --------------

Securities registered under Section 12(b) of the Exchange Act:     None
                                                               -----------------

Securities registered under Section 12(g) of the Exchange Act:
                     Common Stock, par value $0.10 per share
                     ---------------------------------------
                                (Title of Class)

         Check  whether the issuer is not required to file  reports  pursuant to
Section 13 or 15(d) of the Exchange Act. [ ]

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  YES [X] NO [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12d-2 of the Exchange Act). YES [ ] NO [X]

         State issuer's revenues for its most recent fiscal year: $11.6 million.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked price of the registrant's Common Stock on March 27, 2007, was $21.1 million.

         As of March 27, 2007, there were 882,108 outstanding shares of the registrant's Common Stock.

         Transitional  Small Business  Disclosure Format (check one):
                                                                  YES [ ] NO [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

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

Item 1.  Description of Business.
---------------------------------

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

         The Bank is a federally chartered stock savings bank headquartered in Owings Mills, Maryland, with branch offices located in Columbia and Owings Mills, Maryland. As of December 31, 2006, the Bank had 45 full-time employees and 1 part-time employee. The Bank is subject to examination and comprehensive regulation by the Office of Thrift Supervision ("OTS") and its deposits are federally insured by the Deposit

Insurance Fund ("DIF"). The Bank is a member of and owns capital stock in the FHLB of Atlanta, which is one of the 12 regional banks in the FHLB System.

         The Bank was originally founded in 1970 as a federal credit union. In 1998, the Bank converted its charter to a federal mutual savings association. As a result, the Bank was able to begin serving the general public in addition to continuing to serve employee groups. The Bank is a community-oriented savings organization, providing traditional retail banking services, one- to four-family residential mortgage loans, and consumer loan products, including home equity, auto, and personal loans. Originally, the Bank operated as a typical credit union, with an emphasis on consumer lending. Since 1986, however, the Bank has also originated a substantial amount of one- to four-family residential mortgage loans. The Bank began originating commercial real estate loans in 2000. In 2001, the Bank began originating commercial loans to complement the array of commercial checking and deposit services offered by the Bank.

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

Pending Merger

         On September 6, 2006, the Company announced that it had entered into an agreement to merge with Community Banks, Inc., which will be the surviving company.

         The merger was approved by the stockholders of the Company at a meeting held March 21, 2007, and the merger is expected to close on April 1, 2007.

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

                                                                 At December 31,
                                                   ----------------------------------------------
                                                           2006                     2005
                                                   --------------------      --------------------
                                                   Amount       Percent      Amount       Percent
                                                   ------       -------      ------       -------
                                                               (Dollars in thousands)
           Type of Loans:
           --------------
           Mortgage loans:
             Residential....................     $   22,611      18.27%    $   19,632      17.96%
             Land...........................              1       0.00              2       0.01
             Commercial real estate.........         30,266      24.45         24,115      22.16

           Commercial loans.................         13,538      10.94          4,358       3.88

           Consumer loans:
             Home equity loans..............         37,124      29.99         38,920      35.60
             Secured loans..................         16,772      13.55         18,900      17.29
             Other..........................          3,482       2.80          3,384       3.10
                                                 ----------      -----     ----------      -----
           Total loans......................        123,794     100.00%       109,311     100.00%
                                                                ======                    ======
           Less:
             Allowance for loan losses......           (859)                     (732)
                                                 ----------                ----------
           Total loans, net.................     $  122,935                $  108,579
                                                 ==========                ==========

         Loan Maturity Schedule. The following table sets forth the maturity or repricing of the Bank's loan portfolio at December 31, 2006. Demand loans, loans having no stated maturity and overdrafts are shown as due in one year or less.

                                                                        Secured and
                                       Commercial                Home      Other
                  Residential    Land  Real Estate  Commercial  Equity    Consumer    Total
                  -----------    ----  -----------  ----------  ------    --------    -----
                                                  (In thousands)
Amounts Due:
Within 1 Year ..   $      -   $      -   $ 11,307   $  4,538   $    504   $  1,191   $ 17,540
                   --------   --------   --------   --------   --------   --------   --------
After 1 year:
  1 to 3 years .        781          1          -      1,266        196      5,608      7,852
  3 to 5 years .      1,746          -          -      2,567      1,376     11,816     17,505
  5 to 10 years       2,492          -      1,132      3,311     27,150      1,159     35,244
  10 to 15 years      9,549          -      2,258        271      7,514         31     19,623
  Over 15 years       8,043          -     15,569      1,585        384        449     26,030
                   --------   --------   --------   --------   --------   --------   --------
Total due after
   one year ....     22,611          1     18,959      9,000     36,620     19,063    106,254
                   --------   --------   --------   --------   --------   --------   --------
Total amount due   $ 22,611   $      1   $ 30,266   $ 15,538   $ 37,124   $ 20,254   $123,794
                   ========   ========   ========   ========   ========   ========   ========

         The following table sets forth the dollar amount of all loans at December 31, 2006 which have pre-determined interest rates and which have floating or adjustable interest rates.

                                                     Floating or
                                     Fixed Rates   Adjustable Rates       Total
                                     -----------   ----------------       -----
                                                    (In thousands)
         Residential ...........       $ 20,705        $  1,906        $ 22,611
         Land ..................              1               -               1
         Commercial real estate          20,749           9,517          30,266
         Commercial ............          9,071           4,467          13,538
         Home equity loans .....         16,444          20,680          37,124
         Auto and other consumer         20,254               -          20,254
                                       --------        --------        --------
           Total ...............       $ 87,224        $ 36,570        $123,794
                                       ========        ========        ========

         Consumer Loans. The Bank's consumer loan portfolio includes home equity loans, auto loans, personal loans (secured and unsecured), savings secured loans (deposit loans), and personal lines of credit. Consumer loans are originated in the Bank's market area and generally have maturities of up to 15 years for home equity loans and up to 5 years for other consumer loans. For savings secured loans, the Bank will generally lend up to 100% of the account balance.

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

         Residential Loans. The Bank's primary residential lending activity consists of the origination of one- to four-family mortgage loans secured by property located in the Bank's market area. The Bank generally originates single-family residential mortgage loans in amounts up to 80% of the lesser of the appraised value or selling price of the mortgaged property without requiring private mortgage insurance. The Bank will originate mortgage loans in an amount up to 95% of the lesser of the appraised value or selling price of a mortgaged property, however, private mortgage insurance is generally required on the amount financed in excess of 80%.

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

         Commercial Real Estate Loans. Starting in 2000, the Bank began to originate commercial real estate mortgage loans, including loans on multi-family dwellings, retail/service space, and other income-producing properties. The Bank generally requires no less than a 25% down payment or equity position for commercial real estate loans. Typically these loans are made with terms of 5 to 25 years. Essentially all of the Bank's commercial real estate loans are on properties located within its market area and all are within Maryland. The Bank occasionally sells participation interests in commercial real estate loans originated by it that would otherwise exceed its loans-to-one-borrower limit.

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

         Commercial Loans. Commercial loans are generally made to small businesses in the Bank's market area. The Bank's commercial loans are generally secured by real estate. Secured commercial loans are generally made in amounts of up to 75% of the value of the collateral securing the loan. The Bank does not make unsecured commercial loans. The Bank generally requires the personal guarantee of the business owner. Commercial lending products include installment loans and lines of credit. The Bank's commercial term loans generally have terms of up to fifteen years and are generally adjustable rate loans.

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

         Loans to One Borrower. Under federal law the Bank has, subject to certain exemptions, lending limits to one borrower in an amount equal to the greater of $500,000 or 15% of the Bank's unimpaired capital and surplus. As of December 31, 2006, the Bank's largest aggregation of loans to one borrower was $1,878,800, consisting primarily of mortgages against two commercial real estate properties.

         Loan Commitments. The Bank gives written commitments to prospective borrowers on all approved real estate and commercial loans. Generally, the commitment requires acceptance within 60 days of the date of the issuance. The total amount of the Bank's commitments to extend credit for real estate and commercial loans as of December 31, 2006, was $37.0 million including commitments on lines of credit of $25.1 million.


Non-performing Loans and Problem Assets

         Loans are reviewed on a regular basis and are placed on a non-accrual status when they are more than 90 days delinquent. Loans may be placed on a non-accrual status at any time if, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. At December 31, 2006, the Bank had $257,477 of loans that were held on a non-accrual basis.

         Non-Performing   Assets.  The  following  table  provides   information
regarding the Bank's non-performing loans and other non-performing assets at the dates indicated.

                                                                             At December 31,
                                                                          ---------------------
                                                                           2006            2005
                                                                          ------         ------
                                                                              (In thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans....................................................        $    -         $    -
Consumer loans:
  Home equity loans................................................            -             34
  Other consumer...................................................          112             81
  Commercial.......................................................          145              -
                                                                          ------         ------
Total..............................................................       $  257         $  115
                                                                          ======         ======
Accruing loans which are contractually past due 90 days or more:
Mortgage loans....................................................        $    -         $    -
Consumer loans....................................................             -              -
                                                                          ------         ------
Total..............................................................       $    -         $    -
                                                                          ======         ======
Total non-performing loans.........................................       $  257         $  115
                                                                          ======         ======
Other non-performing assets........................................       $    -         $    -
                                                                          ======         ======
Total non-performing assets........................................       $  257         $  115
                                                                          ======         ======
Total non-performing loans to net loans............................         0.21%          0.11%
                                                                          ======         ======
Total non-performing loans to total assets.........................         0.17%          0.08%
                                                                          ======         ======
Total non-performing assets to total assets........................         0.17%          0.08%
                                                                          ======         ======

         For the year ended December 31, 2006, the amount of interest that would have been recorded on loans accounted for on a non-accrual basis if those loans had been current according to the original loan agreements for the entire year was $8,861. This amount was not included in the Bank's interest income for the year.

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

         Management's evaluation of the classification of assets and the adequacy of the allowance for loan losses is reviewed by the Board on a regular basis and by the regulatory agencies as part of their examination process. The following table discloses the Bank's classification of its assets as of December 31, 2006. At December 31, 2006, all of the classified assets were loans.

                                               At December 31,
                                                    2006
                                             --------------------
                                               (In thousands)

             Substandard.................            $   974
             Doubtful....................                 92
             Loss........................                 69
                                                     -------
               Total.....................            $ 1,135
                                                     =======

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

         Provisions for losses are charged against earnings in the period they are established. The Bank made $475,604 in provisions for loan losses for the year ended December 31, 2006.

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

         The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:

                                                          At December 31,
                                                   -----------------------------
                                                       2006           2005
                                                   -------------- --------------
                                                         {In thousands)

Allowance balance (at beginning of period)......   $       732    $       682
                                                   -----------    -----------
Provision for loan losses.......................           476            355
                                                   -----------    -----------
Charge-offs:
  Commercial ...................................           (27)           (68)
  Consumer......................................          (383)          (301)
Recoveries......................................            61             64
                                                   -----------    -----------
Net charge-offs.................................          (349)          (305)
                                                   -----------    -----------
Allowance balance (at end of period)............   $       859    $       732
                                                   ===========    ===========

Total loans outstanding.........................   $   123,794    $   109,312
                                                   ===========    ===========
Average loans outstanding.......................   $   115,729    $   100,981
                                                   ===========    ===========
Allowance for loan losses as
    a percent of total loans outstanding........          0.69%          0.67%
                                                   ===========    ===========
Net loans charged off as a percent of
    average loans outstanding...................          0.30%          0.30%
                                                   ===========    ===========

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

                                                  At December 31,
                                   -------------------------------------------
                                         2006                   2005
                                   ---------------------  --------------------
                                             Percent of            Percent of
                                              Loans to              Loans to
                                   Amount    Total Loans  Amount   Total Loans
                                   ------    -----------  ------   -----------
                                               (Dollars in thousands)
At end of period allocated to:
Mortgage loans:
Residential:
  Permanent ..................      $ 30       18.26%      $ 28       17.97%
  Commercial real estate .....       279       24.44        214       22.16
  Commercial loans ...........       136       10.94         38        3.88

Consumer Loans:
  Home equity loans ..........        29       29.99         25       35.60
  Auto loans .................       247       13.56        315       17.29
  Other ......................       138        2.81        112        3.10
                                    ----      ------       ----      ------
Total allowance ..............      $859      100.00%      $732      100.00%
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

         Investment Securities. The Bank maintains a portfolio of investment securities, classified as either available for sale or held to maturity and consisting generally of U.S. government agency, government-sponsored entity obligations, mortgage-backed securities, and collateralized mortgage obligations with varying characteristics as to rate, maturity and call provisions. Callable securities, representing 100% of the Bank's U.S. government agency securities, totaled approximately $1.0 million at December 31, 2006 and could reduce the Bank's investment yield if called prior to maturity.

         The mortgage-backed securities in the Bank's portfolio are classified as either available for sale or held to maturity. The securities are participation certificates that are secured by interest in pools of mortgages. At December 31, 2006, the Bank held mortgage-backed securities that were issued and guaranteed by the Government National Mortgage Association ("GNMA"), FannieMae and FreddieMac.

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

         Other securities used by the Bank, but not necessarily included in the investment portfolio, consist of equity securities, interest-bearing deposits and federal funds sold. Equity securities owned at December 31, 2006 consisted of a $1,192,200 investment in FHLB of Atlanta common stock and a $175,000 investment in Maryland Financial Bank (these amounts are shown in other assets). As a member of the FHLB of Atlanta, and Maryland Financial Bank, ownership of common shares is required. The remaining securities provide diversification and complement the Bank's overall investment strategy.

         The following table sets forth the carrying value of the Bank's investment securities portfolio at the dates indicated.

                                                                               At December 31,
                                                                           -----------------------
                                                                               2006         2005
                                                                           ----------   ----------
                                                                               (In thousands)
Securities Held to Maturity:
----------------------------
 Mortgage-backed securities.............................................   $    6,445   $    7,533
 Collateralized mortgage obligations....................................           26           91
                                                                           ----------   ----------
 Total securities held to maturity......................................        6,471        7,624
                                                                           ----------   ----------

Securities Available for Sale (at fair value):
----------------------------------------------
 U.S. government agency and government-sponsored entity securities .....          990          980
 Mortgage-backed securities.............................................        2,111        3,241
                                                                           ----------   ----------
 Total securities available for sale....................................        3,101        4,221
                                                                           ----------   ----------

 Total..................................................................   $    9,572   $   11,845
                                                                           ==========   ==========

         The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Bank's investment and mortgage-backed securities portfolio at December 31, 2006.

                                                                          At December 31, 2006
                             -------------------------------------------------------------------------------------------------------
                              One Year or Less   One to Five Years Five to Ten Years More than Ten Years   Total Investment
                             ------------------  ----------------- ----------------- ------------------- ---------------------------
                             Amortized  Average  Amortized Average Amortized Average Amortized Average Amortized Average  Estimated
                               Cost      Yield     Cost     Yield    Cost     Yield    Cost     Yield    Cost     Yield   Fair Value
                               ----      -----     ----     -----    ----     -----    ----     -----    ----     -----   ----------
                                                                    (Dollars in thousands)
U.S. government agency and
  government-sponsored
  entity securities........  $     -          %  $ 1,000     4.62%  $     -      -%   $             -% $ 1,000     4.62% $   990

Collateralized mortgage
   Obligations.............        26     8.43         -        -          -                                26     8.43       26

Mortgage-backed
  securities(1)..                   -                  42    5.51        333  3.94      8,180    4.46    8,555     4.45    8,296
                             --------            --------           --------          -------          -------           -------
  Total....................  $     26            $  1,042           $    333          $ 8,180          $ 9,581           $ 9,312
                             ========            ========           ========          =======          =======           =======

________________________________
(1) The totals include approximately $1.7 million of adjustable rate securities that reprice annually.

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

         Deposits. The following table sets forth for the years ended December 31, 2006 and 2005 the average amount of and average rate paid on deposits.

                                                  Average                       Average
                                              Balance for the                Balance for the
                                                year ended        Weighted      year ended      Weighted
                                               December 31,       Average      December 31,     Average
   Category                                        2006        Interest Rate       2005       Interest Rate
   --------                                        ----        -------------       ----       -------------
                                                                     (Dollars in thousands)
   Checking accounts.....................        $   15,330         0.00 %     $   14,940          0.00%
   Money Market and floating rate
      IRA accounts.......................            36,884         4.01           24,070          2.14
   Savings accounts......................            23,304         0.54           27,573          0.54
   Certificates of deposit...............            28,325         4.40           25,429          3.78
                                                 ----------                    ----------
                Total....................        $  103,843                    $   92,012
                                                 ==========                    ==========

         The following table shows the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2006.

                                                                 Certificates
                      Maturity Period                             of Deposit
                      ---------------                             ----------
                                                                (In thousands)
                      Within three months..................        $   1,560
                      Three through six months.............            2,180
                      Six through twelve months............            2,412
                      Over twelve months...................            5,297
                                                                   ---------
                                                                   $  11,449
                                                                   =========

         Borrowings. The Bank, as the need arises or in order to take advantage of funding opportunities, borrows funds in the form of advances from the FHLB to supplement its supply of funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by the Bank's stock in the FHLB and a portion of the Bank's residential mortgage loans and may be secured by other assets, mainly securities which are obligations of or guaranteed by the U.S. Government. Advances at December 31, 2006 totaled $20.4 million. See Note 7 to the Consolidated Financial Statements.

         The following table sets forth certain information regarding Bank's borrowed funds.

                                                         Year Ended December 31,
                                                         -----------------------
                                                            2006        2005
                                                          -------    -------
                                                            (In thousands)
      FHLB Advances:
      Average balance outstanding.....................    $23,884    $22,928
      Maximum amount outstanding
        at any month-end during the year..............     31,700     27,700
      Balance outstanding at end of year..............     20,400     27,700
      Weighted average interest rate during the year..       4.73%      3.84%
      Weighted average interest rate at end of year...       4.89%      3.97%

Contractual Obligations

         Payments due by period for the Company's contractual obligations (other than deposit accounts with no stated maturity) at December 31, 2006 are presented below:

                                                                  After 1        After 3
                                                  Within        but Within     but Within        After
                                                  1 Year         3 Years        5 Years        5 Years          Total
                                                  ------         -------        -------        -------          -----
                                                                             (In thousands)
Time deposits............................        $22,718          $ 9,132         $3,381         $    -       $35,231
Junior subordinated debentures...........              -            3,000              -              -         3,000
Federal Home Loan Bank advances..........         15,400            5,000              -              -        20,400
Operating lease obligations..............             88              160             31              -           279
Purchase obligations.....................              -                -              -              -             -
                                                 -------          -------        -------         ------       -------
    Total contractual obligations........        $38,206          $17,292        $ 3,412         $    -       $58,910
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

         Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (the "Act") implemented legislative reforms intended to address corporate and accounting fraud and improve public company reporting. The Securities and Exchange Commission (the "SEC") has promulgated new regulations pursuant to the Act and may continue to propose additional implementing or clarifying regulations as necessary in furtherance of the Act. The passage of the Act by Congress and the implementation of new regulations by the SEC subject publicly-traded companies to additional and more cumbersome reporting regulations and disclosure. Compliance with the Act and corresponding regulations may increase the Company's expenses.

Regulation of the Bank

         General. As a federally chartered savings bank with deposits insured by the FDIC, the Bank is subject to extensive regulation by the OTS and FDIC. Lending activities and other investments must comply with federal and state statutory and regulatory requirements. The Bank is also subject to reserve requirements of the Federal Reserve System. Federal regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the Deposit Insurance Fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

         The OTS regularly examines the Bank and prepares reports for consideration by the Bank's Board of Directors on deficiencies, if any, found in the Bank's operations. The Bank's relationship with its depositors and borrowers is also regulated by federal and state law, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents.

         The Bank must file reports with the OTS concerning its activities and financial condition, and must obtain regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions. Any change in such regulations, whether by the OTS, the FDIC or the United States Congress, could have a material adverse impact on the Bank, the Company, and their operations.

         Deposit Insurance. The Bank's deposits are insured to applicable limits by the Federal Deposit Insurance Corporation. Although the FDIC is authorized to assess premiums under a risk-based system for such deposit insurance, most insured depository institutions have not been required to pay premiums for the last ten years. The Federal Deposit Insurance Reform Act of 2005, which was signed into law on February 15, 2006, has resulted in significant changes to the federal deposit insurance program: (i) effective March 31, 2006, the Bank Insurance Fund and the Savings Association Insurance Fund were merged into a new combined fund, called the Deposit Insurance Fund; (ii) the current $100,000 deposit insurance coverage will be indexed for inflation (with adjustments every five years, commencing January 1, 2011); and (iii) deposit insurance coverage for retirement accounts has been increased to $250,000 per participant subject to adjustment for inflation. The FDIC has been given greater latitude in setting the assessment rates for insured depository institutions, which could be used to impose minimum assessments.

         The FDIC is authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits. If the Deposit Insurance Fund's reserves exceed the designated reserve ratio, the FDIC is required to pay out all or, if the reserve ratio is less than 1.5%, a portion of the excess as a dividend to insured depository institutions based on the percentage of insured deposits held on December 31, 1996 adjusted for subsequently paid premiums. Insured depository institutions that were in existence on December 31, 1996 and paid assessments prior to that date (or their successors) are entitled to a one-time credit against future assessments based on the amount of their assessable deposits on that date.

         In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the SAIF. The FICO assessment rates, which are determined quarterly, averaged 0.0128% of insured deposits in fiscal 2006. These assessments will continue until the FICO bonds mature in 2017.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of adjusted total assets, (2) Tier 1, or "core," capital equal to at least 4% (3% if the institution has received the highest rating, "composite 1 CAMELS," on its most recent examination) of adjusted total assets, and (3) risk-based capital equal to 8% of total risk-weighted assets.

         Tangible capital is defined as core capital less all intangible assets (including supervisory goodwill), less certain mortgage servicing rights and less certain investments. Core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual savings associations and qualifying supervisory goodwill, less nonqualifying intangible assets, certain mortgage servicing rights, certain investments and unrealized gains and losses on certain available-for-sale securities.

         The risk-based capital standard for savings institutions requires the maintenance of total risk-based capital (which is defined as core capital plus supplementary capital) of 8% of risk-weighted assets. The components of supplementary capital include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock, and the portion of the allowance for loan losses not designated for specific loan losses (up to a maximum of 1.25% of risk-weighted assets) and up to 45% of unrealized gains on equity securities. Overall, supplementary capital is limited to 100% of core capital. A savings association must calculate its risk-weighted assets by multiplying each asset and off-balance sheet item by various risk factors as determined by the OTS, which range from 0% for cash to 100% for delinquent loans, property acquired through foreclosure, commercial loans, and other assets.

         Dividend and Other Capital Distribution Limitations. The OTS imposes various restrictions or requirements on the ability of savings institutions to make capital distributions including cash dividends.

         A savings association that is a subsidiary of a savings and loan holding company, such as the Bank, must file an application or a notice with the OTS at least 30 days before making a capital distribution. A savings association is not required to file an application for permission to make a capital distribution and need only file a notice if the following conditions are met:
(1) it is eligible for expedited treatment under OTS regulations, (2) it would remain adequately capitalized after the distribution, (3) the annual amount of its capital distributions does not exceed net income for that year to date added to retained net income for the two preceding years, and (4) the capital distribution would not violate any agreements between the OTS and the savings association or any OTS regulations. Any other situation would require an application to the OTS.

         In addition, the OTS could prohibit a proposed capital distribution if, after making the distribution, which would otherwise be permitted by the regulation, the OTS determines that the distribution would constitute an unsafe or unsound practice.

         A federal savings institution is prohibited from making a capital distribution if, after making the distribution, the institution would be unable to meet any one of its minimum regulatory capital requirements. Further, a federal savings institution cannot distribute regulatory capital that is needed for its liquidation account.

         Qualified Thrift Lender Test. Federal savings institutions must meet a qualified thrift lender ("QTL") test or they become subject to the business activity restrictions and branching rules applicable to national banks. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owners' Loan Act by maintaining at least 65% of its "portfolio assets" in certain "Qualified Thrift Investments" (defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans, and 50% of certain community development loans). For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets equal to 10% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. The Bank met the QTL test as of December 31, 2006 and in each of the last 12 months and, therefore, qualifies as a QTL.

         Federal Home Loan Bank System. The Bank is a member of the FHLB of Atlanta, which is one of 12 regional FHLBs that administer the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Atlanta in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year, or 5% of its outstanding advances.

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

                                     Year Facility    Lease       Net Book Value at
Office Location                         Opened        or Own      December 31, 2006
---------------                         ------        ------      -----------------

Main Office - Owings Mills               1991         Leased           $256,671
Branch Office - Columbia                 1999         Leased(1)        $262,321
Branch Office - Owings Mills             2003         Leased           $388,959
Branch Office - Columbia                 2003         Owned          $2,471,890
Operations Center - Owings Mills         2003         Leased           $203,590

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

(c)      Description of Real Estate and Operating Data.

         Not Applicable.

Item 3.  Legal Proceedings.
--------------------------

         There are various claims and lawsuits in which the Company or the Bank are periodically involved, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Bank's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits as of December 31, 2006.

Item  4.  Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business
--------------------------------------------------------------------------------
        Issuer Purchases of Equity Securities.
        -------------------------------------

         The Company's common stock has traded on the OTC-Electronic Bulletin Board under the trading symbol "BUCS" since it commenced trading on March 15, 2001. The following table reflects high and low sale closing prices for the calendar quarters indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The following information has been adjusted for stock dividends paid by the Company.


                  2006                          High              Low
                  ----                          ----              ---
                  First Quarter                 $13.50            $11.35
                  Second Quarter                 11.85             10.90
                  Third Quarter                  22.63             10.90
                  Fourth Quarter                 23.55             22.50

                  2005                          High              Low
                  ----                          ----              ---
                  First Quarter                 $12.05            $10.23
                  Second Quarter                 12.73             10.56
                  Third Quarter                  12.73             12.09
                  Fourth Quarter                 13.50             11.59


         The number of shareholders of record as of March 27, 2007 was approximately 255. This does not reflect the number of persons or entities who held stock in nominee or "street" name through various brokerage firms. At March 27, 2007, there were 882,108 shares of the Company's common stock outstanding.

         As yet, the Company has not paid cash dividends to stockholders. The Company's ability to pay dividends is largely dependent upon the dividends it receives from the Bank. The Bank may not declare or pay a cash dividend on any of its stock if the effect thereof would cause the Bank's regulatory capital to be reduced below (1) the amount required for the liquidation account established in connection with its mutual-to-stock conversion, or (2) the regulatory requirements imposed by the OTS.

Item  6.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

Selected Financial Ratios and Other Data

                                                             For the Years Ended
                                                                 December 31,
                                                               -----------------
                                                               2006        2005
                                                               ----        ----

Performance Ratios
Return on average assets..................................     0.49%       0.47%
Return on average equity..................................     6.01%       5.59%
Net interest rate spread..................................     3.39%       3.60%
Net interest margin on average interest-earning assets....     3.41%       3.55%
Average interest-earning assets to average interest-
   bearing liabilities....................................   100.65%      98.03%
Efficiency Ratio (non-interest expense divided by the
   sum of net interest income and noninterest income).....    78.30%      83.69%

Asset Quality Ratios
Non-performing loans to total loans, net..................     0.21%       0.11%
Non-performing loans to total assets......................     0.17%       0.08%
Net charge offs to average loans outstanding..............     0.30%       0.30%
Allowance for loan losses to total loans..................     0.69%       0.67%
Capital Ratios
Average equity to average assets..........................     8.09%       8.41%
Equity to assets at period end............................     8.12%       8.16%


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

General

         The Company may from time to time make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission, in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

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

         The Company's results of operations are primarily dependent upon net interest income, which is the difference between the interest income earned on interest-earning assets, primarily loans, mortgage-backed securities and investments, and the interest expense on interest-bearing liabilities, primarily deposits and borrowings. Net interest income may be affected significantly by general economic and competitive conditions and policies of regulatory agencies, particularly those with respect to market interest rates. The results of operations are also significantly influenced by the level of noninterest expenses such as employee salaries and benefits, noninterest income, such as loan related fees and fees on deposit related services, and the provision for loan losses.

Management of Interest Rate Risk and Market Risk

         Qualitative Analysis. Because the majority of the Bank's assets and liabilities are sensitive to changes in interest rates, the Bank's most significant form of market risk is interest rate risk/changes in interest rates. The Bank may be vulnerable to an increase or decrease in interest rates to the extent that interest-bearing liabilities mature or reprice faster or slower than interest-earning assets.

         The Board of Directors has established an asset liability management committee which consists of the Bank's president and chief executive officer, its senior officers, including two vice-presidents, and two members of the Board of Directors, one of whom also serves as treasurer. The committee meets periodically to review loan and deposit pricing and production volumes, interest rate risk analysis, liquidity and borrowing needs, and a variety of other asset and liability management topics.

         To reduce the effect of interest rate changes on net interest income the Bank has adopted various strategies to enable it to improve matching of interest-earning asset maturities to interest-bearing liability maturities. The principal elements of these strategies include seeking to:

     o originate loans with adjustable rate features or fixed rate loans with short maturities;

     o lengthen the maturities of its liabilities when it would be cost effective through the pricing and promotion of certificates of deposits and utilization of FHLB advances;

     o attract low cost checking and transaction accounts which tend to be less interest rate sensitive when interest rates rise;

     o when market conditions permit, originate and hold in its portfolio adjustable rate loans which have monthly, quarterly or annual interest rate adjustments; and

     o maintain an investment portfolio that provides a stable cash flow, thereby providing investable funds in varying interest rate cycles.


         The Bank makes an effort to maintain its level of lower costs deposits as a method of enhancing profitability. At December 31, 2006, the Bank had approximately 29.8% of its deposits in relatively low cost savings and non-interest bearing checking accounts. These deposits have traditionally remained relatively stable and are expected to be only moderately affected in a period of rising interest rates.

         Quantitative Analysis. The Bank uses the Interest Rate Exposure Report prepared by the Office of Thrift Supervision based on information provided by the Bank to monitor its exposure to interest rate risk. The following table presents the effect on the Banks net portfolio value (NPV) as of December 31, 2006 of upward and downward shifts (shock) in the Treasury yield curve.

                                                  Net Portfolio Value
            Net Portfolio Value              as % of Present Value of Assets
            -------------------           --------------------------------------
Changes in                                           Net Portfolio   Basis Point
 Rates(1)    $ Amount  $ Change           % Change    Value Ratio       Change
 --------    --------  --------           --------    -----------       ------
           (Dollars in thousands)
+300 bp      $14,440   $(4,073)             (22)%         9.63%        (234) bp
+200 bp       15,603    (2,911)             (16)         10.31         (166) bp
+100 bp       16,981    (1,532)              (8)         11.10          (86) bp
   0 bp       18,513         -                -          11.96            -
-100 bp       19,884     1,371                7          12.71           75  bp
-200 bp       21,029     2,516               14          13.33          136  bp
__________
(1) Interest rate change of -300bp is not reflected in the table because market rates are at low enough levels to make the resulting data derived from such modeling immaterial to estimated changes in Net Portfolio Value.

         Future interest rates or their effect on NPV or net interest income are not predictable. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, prepayments, and deposit run-offs, and should not be relied upon as indicative of actual results. Certain shortcomings are inherent in this type of computation. Although certain assets and liabilities may have similar maturity or periods of repricing, they may react at different times and in different degrees to changes in the market interest rates. The interest rate on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets such as adjustable rate mortgages generally have features that restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayments and early withdrawal levels could deviate significantly from those assumed in making the calculations set forth above. Additionally, an increased credit risk may result as the ability of many borrowers to service their debt may decrease in the event of an interest rate increase.

Changes in Financial Condition

         The Company's total assets of $149.6 million at December 31, 2006 reflect an increase of $11.0 million or 7.9% as compared to $138.6 million at December 31, 2005. The increase in assets was comprised of increases in loans receivable, net, of $14.4 million and miscellaneous other assets of $650,000, partially offset by decreases in cash and cash equivalents and interest bearing deposits in other financial institutions of $1.1 million, investment securities available for sale and held to maturity totaling $2.3 million, property and equipment, net of $254,000 , and miscellaneous other assets of $454,000. The increase in loans receivable was mainly the result of strong demand for commercial real estate loans and commercial loans. The decrease in investment securities was mainly the result of pay down of principal on mortgage-backed securities and the reinvestment of these cash flows into loans rather than securities.

         The Company's total liabilities of $137.4 million at December 31, 2006 reflect an increase of $10.1 million or 7.9% as compared to $127.3 million at December 31, 2005. The increase in the Company's liabilities were comprised of increases in deposits of $16.9 million and a $489,000 increase in accounts payable and other liabilities, partially offset by decreases in borrowed funds of $7.3 million. The increase in deposits is attributed primarily to the growth of money market accounts and certificates of deposits at all four of the Bank's branches as interest rates increased steadily during the year.

         Stockholders' equity totaled $12.1 million at December 31, 2006, an increase of $830,000 or 7.3%. The increase is the result of net earnings of $696,000 for the year ended December 31, 2006, the effect of the allocation of shares from the Bank's Employee Stock Ownership Plan ("ESOP") totaling $120,000, and $15,000 in net unrealized gains on securities available for sale.

Average Balance Sheet

         The following table sets forth a summary of average balances of assets and liabilities as well as average yield and rate information. The average yields and costs are derived by dividing income and expense by the average balances of assets or liabilities, respectively.

                                                                      Year Ended December 31,
                                              --------------------------------------------------------------------
                                                               2006                                2005
                                              ----------------------------------   -------------------------------
                                              Average         Interest             Average        Interest
                                              Outstanding     Earned/     Yield/   Outstanding    Earned/    Yield/
                                              Balance         Paid         Rate    Balance        Paid        Rate
                                              -------         ----         ----    -------        ----        ----
                                                                      (Dollars in thousands)
Interest-earning assets:
 Loans receivable(1).......................   $ 115,729        $7,892      6.82%   $ 100,981      $6,055     6.00%
 Investment securities(2)..................      15,800           782      4.95       14,698         753     5.12
                                              ---------        ------              ---------      ------
    Total interest-earning assets..........     131,529         8,674      6.59      115,679       6,808     5.89
Noninterest-earning assets.................      11,686        ------                 14,178      ------
                                              ---------                            ---------
    Total assets...........................   $ 143,215                            $ 129,857
                                              =========                            =========
Interest-bearing liabilities:
 Savings accounts..........................   $  23,304           126      0.54    $  27,573         148     0.54
 Money market accounts.....................      36,884         1,478      4.01       24,070         515     2.14
 Certificates of Deposit...................      28,325         1,247      4.40       25,429         962     3.78
 Checking..................................      15,330             -      0.00       14,940           -     0.00
                                              ---------        ------              ---------      ------
   Total deposits..........................     103,843         2,851      2.74       92,012       1,625     1.77
 Borrowed funds............................      26,842         1,336      4.98       25,997       1,081     4.16
                                              ---------        ------              ---------      ------
    Total interest-bearing liabilities.....     130,685         4,187      3.20      118,009       2,706     2.29
Non-interest-bearing liabilities...........         950                                  927
                                              ---------                            ---------
    Total liabilities......................     131,635                              118,936
Equity.....................................      11,580                               10,921
                                              ---------                            ---------
    Total liabilities and equity...........   $ 143,215                            $ 129,857
                                              =========                            =========
Net interest income........................                   $4,487                              $4,102
                                                              ======                              ======
Interest rate spread(3)....................                                3.39%                             3.60%
                                                                         ======                             =====
Net yield on interest-earning assets(4)....                                3.41%                             3.55%
                                                                         ======                             =====
Ratio of average interest-earning assets to
   Average interest-bearing liabilities....                              100.65%                            98.03%
                                                                         ======                             =====

________________
(1) Non-accruing loans have been included in loans receivable, and the effect of such inclusion was not material.
(2)  Includes  government  securities,   mortgage-backed  securities,  overnight
     deposits and FHLB stock.

(3)  Interest rate spread represents the difference between the average yield on
     interest-earnings   assets  and  the  average   cost  of   interest-bearing
     liabilities.

(4) Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

         The relationship between the volume and rates of the Bank's interest-earning assets and interest-bearing liabilities influences the Bank's net interest income. The following table reflects the sensitivity of the Bank's interest income and interest expense to change in volume and in prevailing interest rates during the periods indicated. Each category reflects the: (1) changes in volume (changes in volume multiplied by old rate); (2) changes in rate (changes in rate multiplied by old volume); (3) changes in rate/volume (changes in rate multiplied by changes in volume); (4) net change. The net change attributable to the combined impact of volume and rate has been allocated proportionally to the absolute dollar amounts of change in each. ($ in thousands)

                                                            Year Ended June 30,
                                                               2006 vs. 2005
                                             --------------------------------------------------
                                                          Increase (Decrease)
                                                                  Due to
                                             --------------------------------------------------
                                                                           Rate
                                             Volume         Rate          Volume         Net
                                             ------         ----          ------         ---
Interest income:
   Loans receivable.......................   $  884        $  832         $  121        $ 1,837
   Investment securities and other........       56           (25)            (2)            29
                                             ------        ------         ------        -------
      Total interest-earning assets.......   $  940        $  807         $  119        $ 1,866
                                             ======        ======         ======        =======
Interest expense:
   Savings accounts.......................   $  (23)       $    1         $    -        $   (22)
   Money market accounts..................      274           450            239            963
   Certificates of deposit................      110           157             18            285
   Checking accounts......................        -             -              -              -
   Borrowed funds.........................        -           248              7            255
                                             ------        ------         ------        -------
      Total interest-bearing
        liabilities.......................   $  407        $  856         $  264        $ 1,481
                                             ======        ======         ======        =======

Change in net interest income.............   $  436        $  454         $ (138)       $   385
                                             ======        ======         ======        =======

Results of Operations

         Net Income. The Company recorded net income of $696,000 for the year ended December 31, 2006, as compared to $611,000 for 2005, representing an $85,000 increase. The increase was primarily attributable a $385,000 increase in net interest income and a $375,000 increase in non-interest income, partially offset by a $223,000 increase in non-interest expenses, a $121,000 increase in provision for loan losses, a $131,000 reduction in the gain on discontinued operations as there were no discontinued operations during the year ending December 31, 2006 and a $200,000 increase in provision for income taxes.

         Net Interest Income. Net interest income is the most significant component of our income from operations. Net interest income is the difference between interest the Bank receives on interest-earning assets, mainly loans and securities, and interest paid on interest-bearing liabilities, primarily deposits and borrowings. Net interest income depends on the volume of and rates earned on interest-earning assets and the volume of and rates paid on interest-bearing liabilities.

         The Company's net interest income increased $385,000 or 9.4% to $4.5 million for the year ended December 31, 2006, as compared to $4.1 million for 2005. The average balance of interest-earning assets increased $15.9 million or 13.7%, while the average yield thereon increased 70 basis points. The average balance of interest-bearing liabilities increased $12.7 million or 10.7% and the average rate paid thereon increased 75 basis points. The increase in interest-earning assets is attributed to the investment of the increases in deposits into new loans. The balance of higher costing money market and certificate of deposit accounts equaled 68.7% and 55.3% of total deposits as of December 31, 2006 and 2005, respectively.

         The net interest rate spread, which is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, decreased to 3.39% for 2006 from 3.60% for 2005. The decrease in the net interest rate spread is primarily due to margin compression.

         Provision for Loan Losses. During the years ended December 31, 2006 and 2005, the Company established provisions for loan losses of $476,000 and $355,000, respectively. The provision is established to adjust the balance of the allowance for loan losses to a level management feels is sufficient based on the risk characteristics of the loan portfolio. The increase during the period ended December 31, 2006 of $121,000 or 34.1% is the result of management's decision to increase the allowance due to growth in commercial real estate loans and commercial loans.

         Management believes the allowance for loan losses is at a level that is adequate to provide for estimated losses. However, there can be no assurance that further additions will not be made to the allowance and that such losses will not exceed the estimated amount.

         Noninterest Income. Total noninterest income, primarily fees and service charges, increased $375,000 or 13.4% for the year ended December 31, 2006, as compared to 2005. The $368,000 or 14.6% increase in fees and service charges is due, in part, to growth of the Bank's overdraft protection plan for consumer checking accounts resulting in the realization of more overdrawn account fees in 2006 compared to 2005. Also included in noninterest income is the value the Bank derives for maintaining a cash facility at two Carefirst Blue Cross Blue Shield ("Carefirst") buildings. Under an agreement with Carefirst, the Bank performs cash related services for Carefirst, its customers and associates in return for office space. The rental value of this office space, approximately $120,000 in both 2006 and 2005, is reported in noninterest income.

         Noninterest Expense. Total noninterest expense increased by $223,000 or 3.9% for the year ended December 31, 2006, as compared to 2005. This increase was attributable to increases of $165,000 or 5.5% in compensation and benefits resulting primarily from increased cost for employee insurance programs and normal cost of living increases; $68,000 or 21.4% in advertising and marketing as the Bank attempted to improve deposit and loan growth with increased advertising throughout its market area; $50,000 or 6.1% in office operations; and $11,000 or 9.6% in training expenses. These increases were partially offset by decreases of $5,000 or 0.4% in occupancy expenses, $19,000 or 7.5% in professional fees resulting from reduction in consulting costs; $34,000 or 47.8% in loan servicing expense as the Bank modified its 24-hour telephone loan application service; and $13,000 or 13.9% in other miscellaneous non-interest expenses.

         Income Tax Expense. The provision for income taxes from continuing operations totaled $491,000 for the year ended December 31, 2006, as compared to $290,000 for 2005. The $200,000 or 69 % increase is the result of increased net taxable income from continuing operations. The provision for income taxes was further impacted for the years ended December 31, 2006 as compared to 2005 as the Company had no discontinued operations in the year ended December 31, 2006 but recognized an income tax expense of $83,000 as a result of gains on discontinued operations during the year ended December 31, 2005.

Liquidity and Capital Resources

         The Bank's primary sources of funds are deposits, repayment of loans and mortgage-backed securities, maturities of investment securities, advances from the FHLB of Atlanta, and funds provided from operations. While scheduled repayments of loans and mortgage-backed securities and maturities of investment securities are predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by general levels of interest rates, economic conditions and competition. The Bank uses its liquidity resources principally to fund existing and future loan commitments, maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, to maintain liquidity, and meet operating expenses.

         Net cash provided by the Bank's operating activities (the cash effects of transactions that enter into the Bank's determination of net income) for the year ended December 31, 2006 totaled $1.5 million, a decrease of $2.4 million as compared to 2005.

         Net cash used by the Bank's investing activities (i.e. cash disbursement, primarily for the purchase of the Bank's investment securities and mortgage-backed securities and funding the Bank's loan portfolio) for 2006 totaled $11.4 million, a decrease of $6.4 million as compared to 2005. The decrease in cash used was primarily attributable to a decrease of $5.6 million to fund loans receivable, net; a $1.3 million decrease in interest-bearing deposits in other financial institutions; and the net redemption of $860,000 in FHLB stock; partially offset by a reduction of $1.0 million in proceeds from maturities, redemption and sales of securities available for sale and held to maturity, $363,000 in proceeds from sales of intangible assets of discontinued components during 2005, and an increase in cash used for purchase of property and equipment of $5,000.

         Net cash provided by the Bank's financing activities (i.e. cash receipts primarily from net increases in deposits and FHLB borrowings) for the year ended December 31, 2006 totaled $9.7 million, a decrease of $5.5 million as compared to 2005. The decrease is primarily attributable the paydown of advances from the FHLB of $7.3 million for the year ending December 31, 2006 as compared to an increase in such borrowed funds of $8.2 million for the year ending December 31, 2005, increases in cash from deposit growth of $10.0 million, and increases from the allocated fair value of ESOP shares distributed of $22,000.

         At December 31, 2006 approximately $22.7 million of the Bank's time deposits were scheduled to mature within the next 12 months. The Bank expects the majority of such deposits to be renewed at market rates. In addition to this source of continuing funding, the Bank has additional borrowing capacity of approximately $24.6 million through the Federal Home Loan Bank of Atlanta.

Item 7.  Financial Statements.
-----------------------------

         The Company's financial statements are contained in this Annual Report on Form 10-KSB immediately following Item 14.

Item 8.  Changes  in  and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
         Financial Disclosure.
         --------------------

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

Item 8B. Other Information.
---------------------------

         None.

                                    PART III

Item 9. Directors,  Executive  Officers,  Promoters  and  Control  Persons  and
--------------------------------------------------------------------------------
        Corporate Governance: Compliance with Section 16(a) of the Exchange Act.
        ------------------------------------------------------------------------

         Set forth below is information about the directors and executive officers and significant employees of the Corporation. The Articles of Incorporation require that the Board of Directors be divided into three classes, as nearly equal in number as possible, each class to serve for a three-year period, with approximately one-third of the directors elected each year. The Board of Directors currently consists of twelve members. Each director is also a director of the Bank.

                                                                                        Current Term
   Name                      Age       Positions with the Corporation                     To Expire
   ----                      ---       ------------------------------                     ---------

   Joseph Pescrille          69        Chairman of the Board and Director                   2007
   A. Virginia Wampler       60        Director                                             2007
   Dale Summers              49        Director                                             2007
   Joseph J. Mezzanotte      42        Director                                             2007
   Allen Maier               58        Director                                             2008
   M. Robin Copeland         52        Director and Secretary                               2008
   Herbert J. Moltzan        61        President and Chief Executive Officer                2008
   Thomas Markel             53        Director                                             2008
   Brian Bowers              43        Director and Treasurer                               2009
   Harry Fox                 58        Director                                             2009
   Peg Ohrt                  58        Director                                             2009
   Gregory A. Devou          55        Director                                             2009
   Matthew J. Ford           37        Senior Vice President of Finance and Senior           N/A
                                       Financial Officer
   Debra J. Vinson           47        Senior Vice President of Financial Services           N/A
   James E. Shinsky          43        Senior Vice President of Lending and Support          N/A
   William H. Howard, Jr.    56        Senior Vice President/Head of Business Banking        N/A
                                       Department


Biographical Information

         Set forth below is the business experience for the past five years of each of the nominees, directors and executive officers of the Company and certain executive officers of the Bank. All directors of the Bank in October 2000 became directors of the Company at that time.

         Joseph Pescrille has been a director since 1996 and currently serves as Chairman of the Board. Mr. Pescrille retired during 1999. He was self-employed as an actuary/financial consultant from 1996 to 1999. From 1994 to 1996, Mr. Pescrille served as the Chief Financial Officer of United Health Care of Mid Atlantic. Prior to that, he was a Senior Vice President and the Chief Actuary for Blue Cross and Blue Shield of Maryland, Inc. He is active in volunteering for the Baltimore County Department of Aging and is a member of the Board of Advisors for Play Centers Inc., a non-profit child care organization.

         Virginia Wampler has been a director since 1983. Ms. Wampler retired in January 2002. She served as a Systems Manager for CareFirst BlueCross BlueShield from 1966 until 2002 and was responsible for business design and support of core software systems for health insurance products and claim processing administration.

         Dale Summers has served as a director since 1991. Currently, Mr. Summers is employed as a Senior Associate by Booz Allen Hamilton, a global strategy and technology consulting firm. He was previously employed by the Centers for Medicare and Medicaid Services as a Technical Advisor in the Medicare Drug Benefit Group. Mr. Summers' experience also includes marketing and product leadership positions with Caremark (formerly AdvancePCS), HealthCare Automation, Inc., and BlueCross BlueShield of Maryland.

         Joseph J. Mezzanotte has been a director since 2003. He is a partner in the law firm of Whiteford, Taylor & Preston L.L.P. Mr. Mezzanotte has been engaged in the private practice of law since 1989. He has served in leadership roles in professional associations related to the practice of law. Mr. Mezzanotte also serves as an Officer and Director of the Howard County Chamber of Commerce.

         Allen Maier has been a director since 1983. Mr. Maier is a Sales Representative with CareFirst BlueCross BlueShield, a position he has held since 1972. Mr. Maier is a cousin of the wife of Director Fox.

         Robin Copeland has been a director since 1992 and has served as Secretary since 1994. Ms. Copeland has been the Assistant Treasurer and Vice President of Treasury for Magellan Health Services, a managed care organization, since 1995. Her duties include management of the corporate function, including banking, cash management, and investments.

         Herbert J. Moltzan has been a director since January 1999. He has served as President and Chief Executive Officer since 1985. Mr. Moltzan also serves as the senior loan officer of the Bank. Mr. Moltzan is active in the Red Cross. He is also a member of the Boards of Directors of The 1st Tee Howard County, the Better Business Bureau Educational Foundation, Camp Attaway Youth Camp, and the Maryland Bankers Association. Mr. Moltzan also serves as Treasurer of the Rotary Club of Columbia, Maryland.

         Thomas Markel has been a director since 1994. Mr. Markel is a certified public accountant and since 1995 has served as the Controller and the Assistant Vice President in Finance for Med Star Physician Partners, a physician practice management firm.

         Brian Bowers has served as a director since 1995. Mr. Bowers is a Managing Director with Friedman, Billings, Ramsey Group, Inc. (FBR). Mr. Bowers is responsible for the proprietary investments of FBR and manages over $11 billion in securities. Prior to joining FBR, Mr. Bowers was the Chief Portfolio Strategist for BB&T Capital Markets and prior to that, he was the Portfolio Manager for CareFirst BlueCross BlueShield.

         Harry Fox has been a director since 1987. Mr. Fox is an Account Manager in the major accounts division for CareFirst BlueCross BlueShield where he has been employed since 1972. He also serves on the Advisory Committee of The Learning Ladder Infant through Pre-School Center. Mr. Fox's wife is a cousin of Director Maier.

         Peg Ohrt has been a director since 1999. Since 1998, Ms. Ohrt has served as a Vice President of Human Resources for Corporate Office Properties Trust, a business engaged in real estate investment trusts.

From 1996 to 1997, Ms. Ohrt was employed by Aether Technologies Inc., a software development company, and served as its Vice President of Human Resources and Customer Service.

         Gregory A. Devou has been a director since February 2005. Mr. Devou has been Executive Vice President and Chief Marketing Officer at CareFirst BlueCross BlueShield since 1995. Prior to CareFirst BlueCross BlueShield, Mr. Devou was a Senior Vice President and Managing Director at the Alexander Consulting Group for 17 years. Mr. Devou also serves on various non-profit boards.

         Matthew J. Ford joined the Company and the Bank in August 2002 and serves as the Senior Vice President of Finance and Chief Financial Officer. Mr. Ford's responsibilities within the organization include the oversight of the Finance, Human Resource, and Marketing departments. Additionally, he is an active member of the Financial Managers Society, is recognized by NACHA as an Accredited ACH Professional (AAP), and recently served as Treasurer for the Owings Mills-Reisterstown Rotary Club.

         Debra J. Vinson serves as the Senior Vice President of Financial Services for the Bank and has been employed by the Bank since 1987. Ms. Vinson functions as the chief operations officer and compliance officer with responsibility for retail bank operations. Her responsibilities include oversight of lending personnel, customer service, and branch operations functions. Ms. Vinson serves as a member of the board of directors of Maryland Bank Services, Inc.

         James E. Shinsky has been employed by the Bank since February 1994 and serves as Senior Vice President of Lending and Support. Mr. Shinsky's responsibilities within the Bank include supervision of the Information Technology and Consumer Lending departments. Mr. Shinsky currently serves as Treasurer of Boy Scout Troop 9.

         William H. Howard, Jr. has been with the Bank since September 2000. He serves as Senior Vice President and head of the Business Banking Department. Mr. Howard is a member of the Maryland Bankers' Association and America's Community Bankers' Legislative Committees. He is also active in the Howard County Chamber of Commerce and Leadership Howard County. He is active on various other community-oriented committees, including those of Hospice Howard County and the Association of Retarded Citizens of Howard County. He is also a member of the Resurrection St. Paul School Board.


Audit Committee

         The Audit Committee consists of Directors Markel, Wampler, Fox and Devou. All members of the Audit Committee are independent under the rules of the Nasdaq Global Market. The Board of Directors has determined that Mr. Markel is an Audit Committee Financial Expert within the meaning of the regulations of the Securities and Exchange Commission. The Audit Committee meets with the Company's independent auditor to review the results of the annual audit and other related matters. The Board of Directors has reviewed, assessed the adequacy of and approved a formal written charter for the Audit Committee. The Audit Committee met 4 times during the year ended December 31, 2006.

Corporate Governance

         There have been no material changes to the procedures by which security holders may recommend nominees to the Company's Board of Directors since the date of the Registrant's last proxy statement mailed to its stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of the Common Stock, to file reports of ownership and changes in ownership of the Common Stock with the Securities and Exchange Commission and to provide copies of those reports to the Company. The Company is not aware of any beneficial owner, as defined under Section 16(a), of more than ten percent of its Common Stock. To the best of the Company's knowledge, all Section 16(a) filing requirements applicable to its officers and directors were complied with during the 2006 fiscal year.

         The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Company's Code of Ethics will be provided without charge upon request to the Corporate Secretary, BUCS Financial Corp, 10802 Red Run Boulevard, Owings Mills, Maryland 21117.

Item 10. Executive Compensation.
--------------------------------

         Summary Compensation Table The following table sets forth the cash and non-cash compensation for each of the three years ended December 31, 2006 awarded to the chief executive officer and other named executive officers who served in such capacity during such period and received total cash compensation in excess of $100,000 during the year ended December 31, 2006.

                                                                                            Change in Pension
                                                                                                Value and
                                                                                              Nonqualified
                                                                               Non-Equity       Deferred
                                                            Stock    Option  Incentive Plan   Compensation   All Other
Name and Principal Position   Year   Salary     Bonus      Awards    Awards   Compensation      Earnings    Compensation    Total
---------------------------   ----   ------     -----      ------    ------   ------------      --------    ------------    -----

Herbert J. Moltzan            2006  $159,239   $33,588   $     -   $       -   $      -         $ 47,203       $ 8,163     $248,193
  President and Chief
  Executive Officer

Matthew J. Ford               2006  $ 98,241   $14,119   $     -   $      -    $     -          $     -        $ 5,198     $117,558
  Senior Vice President and
  Chief Financial Officer

Debra J. Vinson               2006  $ 97,477   $14,848   $     -   $      -    $     -          $     -        $ 5,112     $117,437
  Senior Vice President of
  Financial Services

James E. Shinsky              2006  $ 97,218   $14,090   $     -   $      -    $     -          $     -        $ 5,125     $116,433
  Senior Vice President of
  Systems & Support

William H. Howard, Jr.        2006  $ 82,949   $ 9,472   $     -   $      -    $     -          $     -        $ 5,017     $ 97,438
  Senior Vice President of
  Business Banking


Outstanding Equity Awards At December 31, 2006

         The following table sets forth information concerning the exercise of options by the Chief Executive Officer and the other Named Executive Officers during the last fiscal year, as well as the value of such options held by such persons at the end of the fiscal year.

                                               Option Awards
                       -------------------------------------------------------------
                                                      Equity
                                                     Incentive
                         Number of     Number of   Plan Awards:
                        Securities    Securities     Number of
                        Underlying    Underlying    Securities
                        Unexercised   Unexercised   Underlying
                          Options       Options     Unexercised Option     Option
                                                     Unearned   Exercise  Expiration
Name                    Exercisable  Unexercisable   Options     Price      Date
----                    -----------  -------------   -------     -----      ----
Herbert J. Moltzan         7,260           -             -       $8.73    4/28/2012
Herbert J. Moltzan        16,940                                  9.34    8/24/2013
Matthew J. Ford            7,260           -             -        9.34    8/24/2013
Debra J. Vinson            2,420                                  8.73    4/28/2012
Debra J. Vinson            4,820           -             -        9.34    8/24/2013
James E. Shinsky           2,420                                  8.73    4/28/2012
James E. Shinsky           4,820           -             -        9.34    8/24/2013
William H. Howard, Jr.     1,210                                  8.73    4/28/2012
William H. Howard, Jr.     4,820           -             -        9.34    8/24/2013

                                                 Stock Awards
                      ---------------------------------------------------------------

                                                        Equity     Equity Incentive
                                                    Incentive Plan   Plan Awards:
                         Number of   Market Value   Awards: Number Market or Payout
                         Shares or   of Shares or    of Unearned       Value of
                          Units of      Units of     Shares, Units Unearned Shares,
                        Stock That    Stock That   or Other Rights   Units or Other
                           Have          Have       That Have Not  Rights That Have
Name                    Not Vested    Not Vested        Vested        Not Vested
----                    ----------    ----------        ------        ----------
Herbert J. Moltzan          -             -              -                 -
Herbert J. Moltzan          -             -              -                 -
Matthew J. Ford             -             -              -                 -
Debra J. Vinson             -             -              -                 -
Debra J. Vinson             -             -              -                 -
James E. Shinsky            -             -              -                 -
James E. Shinsky            -             -              -                 -
William H. Howard, Jr.      -             -              -                 -
William H. Howard, Jr.      -             -              -                 -


Compensation Committee

         The Company has no full time employees and relies on the employees of the Bank for the limited services required by the Company. All compensation paid to executive officers of the Company is paid by the Bank. The Compensation Committee of the Bank's Board of Directors consists of Directors Summers, Ohrt and Mezzanotte. The Compensation Committee met 4 times during the year ended December 31, 2006.

Compensation of Directors

         Board Fees. The Company does not presently compensate its directors for membership on the Board of Directors. Each director of the Company is also a director of the Bank. Each director of the Bank receives an annual fee of $6,720. Directors do not receive compensation for attending committee meetings. The total fees paid to the directors for the year ended December 31, 2006 were approximately $73,920.

         Set forth below is a table providing information concerning the compensation of the directors of the Company who are not Named Executive Officers for the last completed fiscal year (2006).

                                                                                            Change in
                                                                                        Pension Value and
                                                                                           Nonqualified
                              Fees Earned                                Non-Equity         Deferred
                                or Paid       Stock        Option      Incentive Plan      Compensation       All Other
            Name                in Cash       Awards       Awards       Compensation         Earnings       Compensation     Total
            ----                -------       ------       ------       ------------         --------       ------------     -----
Joseph Pescrille                $6,720         $ -          $ -             $ -                $ -               $ -         $6,720
A. Virginia Wampler             $6,720         $ -          $ -             $ -                $ -               $ -         $6,720
Dale Summers                    $6,720         $ -          $ -             $ -                $ -               $ -         $6,720
Joseph J. Mezzanotte            $6,720         $ -          $ -             $ -                $ -               $ -         $6,720
Allen Maier                     $6,720         $ -          $ -             $ -                $ -               $ -         $6,720
M. Robin Copeland               $6,720         $ -          $ -             $ -                $ -               $ -         $6,720
Thomas Markel                   $6,720         $ -          $ -             $ -                $ -               $ -         $6,720
Brian Bowers                    $6,720         $ -          $ -             $ -                $ -               $ -         $6,720
Harry Fox                       $6,720         $ -          $ -             $ -                $ -               $ -         $6,720
Peg Ohrt                        $6,720         $ -          $ -             $ -                $ -               $ -         $6,720
Gregory A. Devou                $6,720         $ -          $ -             $ -                $ -               $ -         $6,720

         Employment  Agreements.   The  Bank  has  entered  into  an  employment
agreement with its President and Chief Executive Officer, Herbert J. Moltzan. Mr. Moltzan's current base salary under the employment agreement is $153,544. The employment agreement has a term of three years. The agreement is terminable by the Bank for "just cause" as defined in the agreement. If Mr. Moltzan is terminated without just cause, he will be entitled to a continuation of his salary from the date of termination through the remaining term of the agreement, but in no event for a period of less than one year. The employment agreement contains a provision stating that in the event of the termination of employment in connection with any change in control of the Bank or the Company, Mr. Moltzan will be paid a lump sum amount equal to 2.999 times his five-year average annual taxable cash compensation. If such payment were to be made under the agreement as of December 31, 2006, the payment would equal approximately $440,000. The aggregate payment that would have been made to Mr. Moltzan would be an expense to the Bank and would have resulted in reductions to the Bank's net income and capital. The agreement may be renewed annually by the Bank's Board of Directors upon a determination of satisfactory performance within the board's sole discretion. If Mr. Moltzan shall become disabled during the term of the agreement, he shall continue to receive payment of 100% of his base salary for a period of 12 months and 65% of his base salary for the remaining term of the agreement. The payments shall be reduced by any other benefit payments made under other disability programs in effect for the Bank's employees.

         Change in Control Severance Agreements. The Bank entered into change in control severance agreements on May 10, 2006 with Matthew J. Ford, Debra J. Vinson, James E. Shinsky and William H. Howard, Jr., who are each Senior Vice Presidents of the Bank. The agreements provide that if, within 12 months following completion of the merger, the employment of the officer is involuntarily terminated for other than "just cause" or is terminated by the officer following the occurrence of certain events adverse to the officer, then the officer shall be entitled to (1) a lump sum cash severance payment equal to two times his aggregate taxable compensation for the calendar year ending prior to the year in which the merger is completed (including 401(k) deferrals), and
(2) continued medical and dental insurance coverage for the officer and his dependents for a period of 18 months, provided that the severance payment to the officer shall be reduced by the minimum amount necessary to ensure that the officer does receive parachute payments under Section 280G of the Code. In that event, the lump sum cash severance payments are estimated as of December 31, 2006 to be approximately $240,000 for Mr. Ford, $240,000 for Ms. Vinson, $240,000 for Mr. Shinsky and $220,000 for Mr. Howard.

         Executive Supplemental Retirement Plan. The Bank has entered into a supplemental retirement plan with Mr. Moltzan. The SERP provides for a contribution to Mr. Moltzan's retirement fund of up to $50,000 annually through 2010. The plan earns a return equal to prime plus 200 basis points. The plan provides for retirement benefits for Mr. Moltzan upon reaching retirement age of 65 of the balance in his pre-retirement account in 156 equal monthly installments and an index retirement benefit thereafter for life. If Mr. Moltzan terminates service with the Bank prior to age 65, he will receive 10% of the balance in his pre-retirement account times the number of years service with the Bank (to a maximum of 100%) payable in 156 equal monthly installments following age 65. In addition, Mr. Moltzan will receive the index retirement benefit for life. Upon the death of Mr. Moltzan, the beneficiary shall receive the remaining balance paid in a lump sum. In the event of a change in control of the Company or the Bank, Mr. Moltzan is entitled to receive 100% of the balance in the pre-retirement account upon attaining age 65, as if he had been continuously employed by the Bank.

Item 11.  Security  Ownership of Certain  Beneficial  Owners and  Management and
--------------------------------------------------------------------------------
          Related Stockholder Matters.
          ---------------------------

         (a)      Security Ownership of Certain Beneficial Owners

The following table sets forth, as of December 31, 2006, persons or groups who own more than 5% of the Common Stock and the ownership of all executive officers and directors of the Company as a group. Other than as noted below, management knows of no person or group that owns more than 5% of the outstanding shares of Common Stock at December 31, 2006.

                                                                                    Percent of Shares of
                                                      Amount and Nature of             Common Stock
Name and Address of Beneficial Owner                  Beneficial Ownership             Outstanding
------------------------------------                  --------------------             -----------
BUCS Federal Bank Employee Stock Ownership Plan              75,375(1)                     8.54%
10802 Red Run Boulevard
Owings Mills, Maryland 21117

Jeffrey L. Gendell
200 Park Avenue, Suite 3900                                  78,650(2)                     8.92%
New York, New York 10166

Herbert J. Moltzan
10802 Red Run Boulevard                                      60,567(3)                     6.87%
Owings Mills, Maryland 21117

All directors and executive officers of the
     Company as a group (16 persons)                        234,384(4)                    24.58%

____________________
(1) These shares are held in a suspense account and are allocated among participants annually on the basis of compensation as the ESOP debt is repaid. As of December 31, 2006, 42,824 shares had been allocated to ESOP participants and 32,941 shares remained unallocated. The ESOP Plan Committee directs the vote of unallocated shares and shares for which voting directions are not received.
(2)  Based upon a Schedule 13D filed with the SEC on March 28, 2001.
(3) Includes 24,200 shares of Common Stock that may be acquired pursuant to the exercise of options.
(4) Includes shares of Common Stock held directly as well as by spouses or minor children, in trust and other indirect beneficial ownership, over which shares the individuals exercise voting and/or investment power. Includes 71,386 shares of Common Stock that may be acquired pursuant to the exercise of options. Excludes shares held by the ESOP over which the ESOP Plan Committee exercises voting power. The Board of Directors appointed Director Moltzan and Officers Vinson and Ford to serve as the ESOP Trustees and as the ESOP Plan Committee. The ESOP Plan Committee directs the vote of unallocated shares and shares for which voting directions are not received.

         (b)      Security Ownership of Management

The following table provides information as of December 31, 2006 concerning ownership of the Corporation's Common Stock (which constitutes its only class of equity securities) each of its directors, the Named Executive Officers and all executive officers and directors as a group. Each person listed has sole voting and investment power with respect to the shares listed across from his name except as noted otherwise.

                                           Beneficial Ownership(1)
                                   ------------------------------------
                                                        Percentage of
                                                           Shares
         Name                      Number of Shares     Outstanding (2)
         ----                      ----------------     ---------------

         Joseph Pescrille              27,696 (3)           2.83%
         A. Virginia Wampler           16,504 (3)           1.69%
         Dale Summers                   8,881 (3)           0.91%
         Joseph J. Mezzanotte           3,040 (6)           0.31%
         Allen Maier                    6,824 (3)           0.70%
         M. Robin Copeland              2,589 (3)           0.26%
         Herbert J. Moltzan            60,567 (4)(5)        6.19%
         Thomas Markel                 31,439 (3)           3.22%
         Brian Bowers                   1,984 (3)           0.20%
         Harry Fox                      8,034 (3)           0.82%
         Peg Ohrt                       4,404 (3)           0.45%
         Gregory A. Devou               4,620               0.47%
         Matthew J. Ford               10,230 (5)(7)        1.06%
         Debra J. Vinson               24,775 (5)(7)        2.53%
         James E. Shinsky              14,992 (7)           1.53%
         William H. Howard, Jr.        10,486 (8)           1.07%

         All directors and executive  237,065              24.25%
         officers as a group (16 persons)
______________
(1) Beneficial ownership as of December 31, 2006. Includes shares of Common Stock held directly as well as by spouses or minor children, in trust, and other indirect ownership, over which shares the individuals effectively exercise sole or shared voting and investment power, unless otherwise indicated.
(2) In calculating percentage ownership for a given individual or group of individuals, the number of shares of the Common Stock outstanding includes unissued shares subject to options exercisable within 60 days of December 31, 2006 held by that individual or group.
(3)  Includes 1,984 shares that may be acquired pursuant to exercisable options.
(4) Includes 24,200 shares that may be acquired pursuant to exercisable options.
(5) Excludes shares of Common Stock held under the ESOP over which such individual, an ESOP Trustee, exercises voting power. Such individual disclaims beneficial ownership with respect to ESOP shares.
(6)  Includes 1,500 shares that may be acquired pursuant to exercisable options.
(7)  Includes 7,260 shares that may be acquired pursuant to exercisable options.
(8)  Includes 6,050 shares that may be acquired pursuant to exercisable options.

     (c)  Changes of Control

          Other than the pending merger with Community, management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Registrant.

     (d)  Securities Authorized for Issuance Under Equity Compensation Plans

          Set forth below is information as of December 31, 2006 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

                                       EQUITY COMPENSATION PLAN INFORMATION
                                                (a)                     (b)                       (c)
                                                                                          Number of securities
                                                                  Weighted-average       remaining available for
                                      Number of securities to    exercise price of    future issuance under equity
                                      be issued upon exercise       outstanding            compensation plans
                                      of outstanding options,    options, warrants        (excluding securities
                                        warrants and rights          and rights         reflected in column (a))
                                        -------------------          ----------         ------------------------
Equity compensation plans
  approved by shareholders:
BUCS Financial Corp 2002
    Stock Option Plan............              95,586                 $   9.18                    2,442
BUCS Federal Bank 2002
    Restricted Stock Plan........               N/a                     N/a                        N/a

Equity compensation plans
  Not approved by
  Shareholders:
Not applicable...................
     TOTAL.......................              95,586                 $   9.18                    2,442


Item  12.  Certain   Relationships  and  Related   Transactions,   and  Director
--------------------------------------------------------------------------------
           Independence
           ------------

         The Bank, like many financial institutions, has followed a policy of offering residential mortgage loans for the financing of personal residences and consumer loans to its officers, directors and employees. Loans are made in the ordinary course of business on substantially the same terms and conditions, including interest rate and collateral, as those of comparable transactions prevailing at the time with other persons, and do not include more than the normal risk of collectibility or present other unfavorable features.

Director Independence

        The Board of Directors has determined that all of its members other than Herbert Moltzan are "independent directors" in accordance with the standards of the Nasdaq Global Market. There are no directors that are members of the Audit, Compensation or Nominating Committees that are not independent in accordance with the standards established by the Nasdaq Global Market.

Item 13. Exhibits and Lists
---------------------------

     (a) Listed below are all financial statements and exhibits filed as part of this report.

     1. The consolidated balance sheets of BUCS Financial Corp as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended, together with the related notes and the independent auditors' report.

     2.   Schedules omitted as they are not applicable.

     3. The following exhibits are included in this Report or incorporated herein by reference:

          (a)  List of Exhibits:

               2.1  Agreement,  dated as of  September  5, 2006,  by and between
                    Community Banks, Inc. and BUCS Financial Corp *****
               3(i) Articles of Incorporation of BUCS Financial Corp *
               3(ii) Bylaws of BUCS Financial Corp *
               10.1 Employment Agreement with Herbert J. Moltzan, amended and restated******
               10.2 BUCS Financial Corp 2002 Stock Option Plan**
               10.3 BUCS Federal Bank 2002 Restricted Stock Plan**
               10.4 Executive Supplemental Retirement Plan Agreement and
                    Endorsement Method Split Dollar Plan Agreement for Herbert J. Moltzan***
               10.5 Change in Control Severance Agreement with Matthew J. Ford****
               10.6 Change in Control Severance Agreement with Debra J. Vinson****
               10.7 Change in Control Severance Agreement with James E. Shinsky******
               10.8 Change in Control Severance Agreement with William H. Howard, Jr.******
               21   Subsidiaries of the Registrant (See "Item 1. Description of Business")
               23   Consent of Stegman & Company
               31   Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                    32   Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         _______________
         *        Incorporated  by  reference  to  the  Company's   Registration
                  Statement on Form SB-2 (File No. 333-47524) filed with the SEC on October 6, 2000.
         **       Incorporated by reference to the Company's proxy statement dated March 27, 2002 (File No. 000-32437).
         ***      Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended
                  December 31, 2003 (File No. 000-32437).
         ****     Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended
                  December 31, 2004 (File No.000-32437)
         *****    Incorporated by reference to the Registrant's Form 8-K filed with the SEC on September 7, 2006.
         ******   Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 (File No. 000-32437).


Item 14. Principal Accountant Fees and Services.
-----------------------------------------------

         Effective July 30, 2002, the Securities and Exchange Act of 1934 was amended by the Sarbanes-Oxley Act of 2002 to require all auditing services and non-audit services provided by an issuer's independent auditor to be approved by the issuer's audit committee prior to such services being rendered or to be approved pursuant to pre-approval policies and procedures established by the issuer's audit committee. The Audit Committee has not adopted any pre-approval policies and procedures for audit and non-audit services to be performed by the independent accountants. Such services are approved in advance by the Audit Committee itself. No services were approved pursuant to the de minimus exception of the Sarbanes-Oxley Act of 2002.

         Audit Fees. The aggregate fees billed by Stegman & Company for professional services rendered for the audit of the Company's annual consolidated financial statements and for the review of the consolidated financial statements included in the Company's Quarterly Reports on Form 10-QSB for the fiscal years ended December 31, 2006 and 2005 were $53,000 and $51,250, respectively.

         Audit Related Fees. The aggregate fees billed by Stegman & Company for assurance and related services related to the audit of the annual financial statements and to the review of the S-4 statement for the years ended December 31, 2006 and 2005 were $3,250 and $3,025, respectively.

         Tax Fees. There were no fees billed by Stegman & Company for professional services rendered for tax compliance, tax advice or tax planning for the years ended December 31, 2006 and 2005.

         All Other Fees. The aggregate fees billed by Stegman & Company for professional services rendered for services or products other than those listed under the captions "Audit Fees" and "Audit-Related Fees," for the years ended December 31, 2006 and 2005 totaled $500 and $0, respectively.

         It is the Audit Committee's policy to approve all audit and non-audit services prior to the engagement of the independent auditor being engaged to perform such service. All of the services listed above for 2005 and 2006 were approved by the audit committee prior to the service being rendered.

                              BUCS FINANCIAL CORP.

                                    INDEX TO
                        CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                                           Page
                                                                           ----
Report of Independent Registered Public Accounting Firm..................   F-1
Consolidated Balance Sheets..............................................   F-2
Consolidated Statements of Operations....................................   F-3
Consolidated Statements of Changes in Stockholders' Equity...............   F-5
Consolidated Statements of Cash Flows....................................   F-6
Notes to Consolidated Financial Statements...............................   F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




Board of Directors and Stockholders
BUCS Financial Corp
Owings Mills, Maryland


         We have audited the accompanying consolidated balance sheets of BUCS Financial Corp and subsidiaries (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the management of BUCS Financial Corp. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with the standards of The Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BUCS Financial Corp and subsidiaries as of December 31, 2006 and 2005 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ Stegman & Company


Baltimore, Maryland
March 28, 2007

                      BUCS FINANCIAL CORP AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2006 AND 2005

                                     ASSETS
                                                                                         2006             2005
                                                                                   -------------    -------------

Cash and cash equivalents                                                          $   2,074,091    $   2,246,408
Interest-bearing deposits in other banks                                               5,832,667        6,773,975
Investment securities:
   Available-for-sale - at fair value                                                  3,100,987        4,221,024
   Held-to-maturity - at amortized cost - fair value
     of $6,211,271 (2006) and $7,308,493 (2005)                                        6,470,586        7,623,787
Loans receivable, net of allowance for loan losses
   of $859,389 (2006) and $732,315 (2005)                                            122,934,757      108,579,247
Property and equipment, net                                                            3,583,431        3,837,801
Investment in Federal Home Loan Bank of Atlanta stock - at cost                        1,192,200        1,583,500
Accrued interest receivable                                                              669,913          505,900
Bank-owned life insurance                                                              2,294,770        2,213,018
Prepaid merger costs                                                                     269,620                -
Deferred tax assets                                                                      135,413           20,325
Prepaid expenses and other assets                                                      1,001,645        1,044,099
                                                                                   -------------    -------------
         TOTAL ASSETS                                                              $ 149,560,080    $ 138,649,084
                                                                                   =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
   Deposits                                                                        $ 112,445,965    $  95,554,243
   Accounts payable and other liabilities                                              1,576,791        1,087,785
   Borrowed funds - Federal Home Loan Bank of Atlanta                                 20,400,000       27,700,000
   Guaranteed preferred beneficial interest in
     Company's subordinated debt                                                       3,000,000        3,000,000
                                                                                   -------------    -------------

         Total liabilities                                                           137,422,756      127,342,028
                                                                                   -------------    -------------
STOCKHOLDERS' EQUITY:
   Common stock, par value $0.10 per share, 5,000,000 shares authorized, 882,108 and 801,968 shares issued and outstanding
     at December 31, 2006 and 2005, respectively                                          88,211           80,197
   Stock dividend distributable                                                                -            8,724
   Additional paid-in capital                                                          5,317,787        5,229,806
   Retained earnings                                                                   6,873,230        6,177,720
   Unallocated common stock held by employee stock
     ownership plan ("ESOP")                                                            (136,122)        (168,532)
   Accumulated other comprehensive loss                                                   (5,782)         (20,859)
                                                                                   -------------    -------------

         Total stockholders' equity                                                   12,137,324       11,307,056
                                                                                   -------------    -------------

         TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY                                                                 $ 149,560,080    $ 138,649,084
                                                                                   =============    =============

The notes to the consolidated financial statements are an integral part of these statements.

                      BUCS FINANCIAL CORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                                   2006          2005
                                                               -----------   -----------
INTEREST INCOME:
   Loans receivable                                            $ 7,891,907   $ 6,054,987
   Investment securities                                           781,714       752,798
                                                               -----------   -----------
         Total interest income                                   8,673,621     6,807,785
                                                               -----------   -----------

INTEREST EXPENSE:
   Deposits                                                      2,850,928     1,625,213
   Borrowed funds                                                1,335,968     1,080,596
                                                               -----------   -----------
         Total interest expense                                  4,186,896     2,705,809
                                                               -----------   -----------

NET INTEREST INCOME                                              4,486,725     4,101,976

PROVISION FOR LOAN LOSSES                                          475,604       354,859
                                                               -----------   -----------

NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                               4,011,121     3,747,117
                                                               -----------   -----------

NONINTEREST INCOME:
   Fees and service charges                                      2,893,580     2,525,961
   Gain on sale of loans                                            65,917         6,826
   Fee to process and maintain cash facility                       120,000       120,000
   Other                                                            91,510       143,035
                                                               -----------   -----------
         Total noninterest income                                3,171,007     2,795,822
                                                               -----------   -----------

NONINTEREST EXPENSE:
   Compensation and benefits                                     3,165,322     3,000,571
   Occupancy expense of premises                                 1,092,087     1,096,875
   Office expense                                                  871,673       821,753
   Professional fees                                               233,685       252,644
   Advertising and marketing expense                               385,955       317,966
   Training and continuing education expense                       128,834       117,538
   Loan servicing                                                   37,203        71,270
   Other operating expenses                                         81,326        94,491
                                                               -----------   -----------
         Total noninterest expense                               5,996,085     5,773,108
                                                               -----------   -----------

INCOME BEFORE INCOME TAXES                                       1,186,043       769,831

INCOME TAX EXPENSE                                                 490,533       290,486
                                                               -----------   -----------
INCOME FROM CONTINUING OPERATIONS                                  695,510       479,345
                                                               -----------   -----------

DISCONTINUED OPERATIONS:
   Gain from operations of discontinued componen                         -       214,339
   Income tax expense                                                    -       (82,964)
                                                               -----------   -----------
   Net gain on discontinued operation                                    -       131,375
                                                               -----------   -----------
NET INCOME                                                     $   695,510   $   610,720
                                                               ===========   ===========

EARNINGS PER SHARE - BASIC
         From continuing operations                            $       .83   $       .58
         From discontinued operations                                  .00           .16
                                                               -----------   -----------
         Net Income                                            $       .83   $       .74
                                                               ===========   ===========
         Shares used in computing basic earnings per share         841,324       833,480
                                                               ===========   ===========

EARNINGS PER SHARE - DILUTED
         From continuing operations                            $       .77   $       .56
         From discontinued operations                                  .00           .15
                                                               -----------   -----------
         Net Income                                            $       .77   $       .72
                                                               ===========   ===========
         Shares used in computing diluted earnings per share       899,646       865,214
                                                               ===========   ===========

                The notes to the consolidated financials are an
                       integral part of these statements.

                      BUCS FINANCIAL CORP AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                                                                        Accumulated
                                                                                           Unallocated    Other
                                                                                             Common       Compre-         Total
                                                     Stock      Additional                   Stock        hensive         Stock-
                                         Common    Dividends     Paid-in       Retained      Held by      (Loss)         holders'
                                         Stock   Distributable   Capital       Earnings       ESOP        Income          Equity
                                        --------   --------     ----------   -----------    ---------    ---------      -----------

Balance at January 1, 2005              $ 40,099   $       -    $4,170,343   $ 6,609,556    $(200,942)   $   8,725      $10,627,781

Comprehensive Income:

   Net income                                  -           -             -       610,720            -            -          610,720

   Other comprehensive (loss),
     net of tax - unrealized gains on
     available-for-sale securities             -           -             -             -            -      (29,584)         (29,584)

       Total comprehensive income              -           -             -             -            -            -          581,136

   Stock dividend paid                    40,098           -       993,736    (1,042,556)           -            -           (8,722)

    Stock dividend payable                     -       8,724             -             -            -            -            8,724

   Fair value of ESOP shares
     allocated                                 -           -        65,727             -       32,410            -           98,137
                                        --------   ---------    ----------   -----------    ---------    ---------      -----------

Balance at December 31, 2005              80,197       8,724     5,229,806     6,177,720     (168,532)     (20,859)      11,307,056

Comprehensive Income:

   Net income                                  -           -             -       695,510            -            -          695,510

   Other comprehensive gain, net
     of tax - unrealized losses on
     available-for-sale securities             -           -             -             -            -       15,077           15,077

         Total comprehensive income            -           -             -             -            -            -          710,587

   Stock dividend  paid                    8,014      (8,724)            -           710            -            -                -

   Cash paid for fractional dividend           -           -             -          (710)           -            -             (710)

     Fair value of ESOP shares
     allocated                                 -           -        87,981             -       32,410            -          120,391
                                        --------   ---------    ----------   -----------    ---------    ---------      -----------

Balance at December 31, 2006            $ 88,211   $       -    $5,317,787   $ 6,873,230    $(136,122)   $  (5,782)     $12,137,324
                                        ========   =========    ==========   ===========    =========    =========      ===========

           The notes to the consolidated financial statements are an
                       integral part of these statements.

                      BUCS FINANCIAL CORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                                   2006            2005
                                                                ---------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                $    695,510    $    610,720
   Reconciliation of net income to net cash provided
     by operating activities:
     Gain on sale of loans                                        (65,917)         (6,826)
     Provision for loan losses                                    475,604         354,859
      Non-cash ESOP expense                                       120,391          98,137
     Deferred income taxes                                       (131,851)        (91,541)
     Increase in cash surrender value of life insurance           (81,752)        (80,489)
      Proceeds from sale of loans                               4,581,219       3,522,564
     Origination of loans held for sale                        (4,515,302)       (758,564)
         Gain on discontinued operations                                -        (131,375)
     Depreciation and amortization                                414,268         449,217
   Effects of changes in operating assets and liabilities:
     Accrued interest receivable                                 (164,013)       (128,615)
     Prepaid merger costs                                        (269,620)              -
     Prepaid expenses and other assets                             49,731        (103,723)
     Accounts payable and other liabilities                       368,616         187,700
                                                             ------------    ------------

         Net cash provided by operating activities              1,476,884       3,922,064
                                                             ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net increase in loans                                      (14,831,114)    (20,476,054)
   Net decrease (increase) to interest-bearing deposits
      of other financial institutions                             941,308        (364,255)
   Proceeds from maturities, redemption and sales
     of securities available-for-sale                           1,142,013       1,651,590
   Proceeds from repayments on securities held-to-maturity      1,132,916       1,631,993
   Redemption (purchase) of FHLB stock                            391,300        (468,600)
   Proceeds from sale of discontinued operations                        -         362,915
   Purchase of property and equipment                            (137,026)       (131,857)
                                                             ------------    ------------

         Net cash used in investing activities                (11,360,603)    (17,794,268)
                                                             ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Allocated fair value of ESOP shares                            120,390          98,137
   (Decrease)/increase in Federal Home Loan Bank of
     Atlanta borrowings                                        (7,300,000)      8,200,000
   Net increase in deposits                                    16,891,722       6,933,688
   Cash paid for fractional shares of stock dividend                 (710)              -
                                                             ------------    ------------

         Net cash provided by financing activities              9,711,402      15,231,825
                                                             ------------    ------------


BUCS Financial Corp and Subsidiaries

For the Years Ended December 31, 2006 and 2005

                                                        2006          2005
                                                    -----------   -----------

NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS                             $  (172,317)  $ 1,359,621
CASH AND CASH EQUIVALENTS
   AT BEGINNING OF YEAR                               2,246,408       886,787
                                                    -----------   -----------
CASH AND CASH EQUIVALENTS
   AT END OF YEAR                                   $ 2,074,091   $ 2,246,408
                                                    ===========   ===========


Supplemental disclosure of cash flow information:
   Cash paid for income taxes                       $   441,351   $   631,405
                                                    ===========   ===========

   Cash paid for interest                           $ 4,188,218   $ 2,604,901
                                                    ===========   ===========


           The notes to the consolidated financial statements are an
                       integral part of these statements.

                      BUCS FINANCIAL CORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

1.      NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Nature of Operations
         --------------------

               BUCS Financial Corp (the "Company" or "Corporation") is a savings and loan holding company that provides its customers with banking services through its wholly-owned subsidiary BUCS Federal Bank (the "Bank"). The Bank offers various types of loans and deposit products to its customers. The Bank's customers include individuals and commercial enterprises throughout central Maryland; emphasizing the areas surrounding its main office and branch locations in Owings Mills and Columbia, Maryland, respectively.

         Principles of Consolidation
         ---------------------------

               The consolidated financial statements include the accounts of the
Company  and  its  wholly-owned   subsidiaries.   All  significant  intercompany
transactions and balances are eliminated in consolidation. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. Certain reclassifications have been made to amounts previously reported to conform to the classifications made in 2006.

         Use of Estimates
         ----------------

               The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The principal material estimates that are particularly susceptible to significant change in the near term relate to the allowance for loan losses and the evaluation of other than temporary impairment of investment securities.

         Cash and Cash Equivalents
         -------------------------

               For purposes of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents and interest-bearing deposits in other banks have balances that are generally in excess of amounts that would be recoverable under Federal Deposit Insurance Corporation ("FDIC") Insurance. At December 31, 2006 these balances include a deposit of $50,000 in a non-interest bearing account with the Maryland Financial Bank ("MFB"). The Company maintains several loan participation agreements with MFB and is required to maintain a deposit account with a minimum balance of $50,000 in order to transact loan participations agreements with MFB.

         Investment Securities
         ---------------------

               The Company's investments in securities are classified into two categories and are accounted for as follows:

               Investment securities available-for-sale are stated at estimated fair value based on quoted market prices. They represent those securities which management may sell as part of its asset/liability strategy or which may be sold in response to changing interest rates, changes in prepayment risk or other similar factors. The cost of securities sold is determined by the specific identification method. Net unrealized holding gains and losses on these securities are reported as accumulated other comprehensive income, a separate component of stockholders' equity, net of related income taxes.

               Investment securities held-to-maturity are stated at cost adjusted for amortization of premiums and accretion of discounts. The Company intends and has the ability to hold such securities until maturity. When securities are transferred into the held-to-maturity category from available-for-sale, they are accounted for at estimated fair value with any unrealized holding gain or loss at the date of the transfer reported as accumulated other comprehensive income, net of income taxes, and amortized over the remaining life of the security as an adjustment of yield. The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the period to maturity.

               Declines in the fair value of available-for-sale or held to maturity securities below their cost that are deemed to be
"other-than-temporary" are reflected in the Consolidated Statements of Operations as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Realized gains and losses on the sale of securities are recognized using the specific identification method and are included in "non-interest income" in the Consolidated Statements of Operations.

         Loans Receivable
         ----------------

               Loans receivable are stated at unpaid principal balances net of any deferred fees and costs, less the allowance for loan losses.

               Interest income is accrued at the contractual rate applied to the principal amount outstanding. A loan is placed on nonaccrual when it is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more. Any unpaid interest previously accrued on those loans is reversed from income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received.

               Certain direct origination costs are deferred and amortized as a yield adjustment over the lives of the related loans. The Bank generally does not charge loan origination fees on retail, consumer loans but will frequently charge origination fees on commercial real estate and other commercial loans.

               The Company identifies impaired loans and measures impairment (i) at the present value of expected cash flows discounted at the loan's original effective interest rate; (ii) at the observable market price, or (iii) at the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, an impairment is recognized through a valuation allowance and corresponding charge to provision for loan losses. The Company does not apply these provisions to larger groups of smaller-balance homogeneous loans such as consumer installment, residential first and second mortgage loans and credit card loans. These loans are collectively evaluated for impairment.

               A loan is determined to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan is not considered impaired during a period of delay in payment if the Company expects to collect all amounts due, including interest past-due. The Company generally considers a period of delay in payment to include delinquency up to 90 days.

               The  Company   identifies   loans   subject  to   impairment   by
individually  reviewing  every  loan  60  days  or  more  delinquent,   selected
non-delinquent loans and other loans if there is an indication of a problem.

         Allowance for Loan Losses
         -------------------------

               The allowance for loan losses represents an amount which, in management's judgment, will be adequate to absorb probable losses on existing loans and other extensions of credit that may become uncollectible. The allowance for loan losses consists of an allocated component and an unallocated component. The components of the allowance for loan losses represent an estimation done pursuant to Statement of Financial Accounting Standards ("SFAS") No. 5, Accounting for Contingencies and SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The adequacy of the allowance for loan losses is determined through review and evaluation of the loan portfolio and involves the balancing of a number of factors to establish a prudent level. Management's assessment includes the systematic evaluation of several factors: current economic conditions and their impact on specific borrowers; the level of classified and non-performing loans; the historical loss experience by loan type; the results of regulatory examinations; and, in specific cases, the estimated value of underlying collateral. Loans deemed uncollectible are charged against, while recoveries are credited to, the allowance. Management adjusts the level of the allowance through the provision for loan losses, which is recorded as a current period operating expense. The Company's methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance, specific allowances and the unallocated allowance.

               The formula allowance is calculated by applying loss factors to corresponding categories of outstanding loans. Loss factors are based on the Company's historical loss experience. The use of these loss factors is intended to reduce the difference between estimated losses inherent in the portfolio and observed losses.

               Specific allowances are established in cases where management has identified significant conditions or circumstances related to a loan that management believes indicate the probability that a loss may be incurred in an amount different from the amount determined by application of the formula allowance. For other problem graded credits, allowances are established according to the application of credit risk factors. These factors are set by management to reflect its assessment of the relative level of risk inherent in each grade.

               The unallocated portion of the allowance is determined based on management's assessment of general economic conditions, as well as specific economic factors in the individual market in which the Company operates. This determination inherently involves a higher risk of uncertainty and considers current risk factors that may not have yet manifested themselves in the Company's historical loss factors used to determine the allocated component of the allowance and it recognizes knowledge of the portfolio may be incomplete.

               Management believes that the allowance for loan losses is adequate. However, the determination of the allowance requires significant judgment, and estimates of probable losses inherent in the loan portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future additions to the allowance may be necessary based on changes in the loans comprising the loan portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's loan portfolio and allowance for loan losses. Such review may result in recognition of additions to the allowance based on their judgments of information available to them at the time of their examination.

         Property and Equipment
         ----------------------

               Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are accumulated using the straight-line method over the estimated useful lives of the assets. Additions and betterments are capitalized and charges for repairs and maintenance are expensed when incurred. The cost and accumulated depreciation or amortization are eliminated from the accounts when an asset is sold or retired and the resultant gain or loss is credited or charged to income. Leasehold improvements are amortized over the remaining life of the lease. Furniture, fixtures and equipment are depreciated over periods of 3 to 12 years. For tax purposes, depreciation is computed using accelerated methods.

         Investment in Federal Home Loan Bank of Atlanta Stock
         -----------------------------------------------------

               As a member of the Federal Home Loan Bank of Atlanta ("FHLB"), the Bank is required to maintain an investment in capital stock of the FHLB in varying amounts based on balances of outstanding loans and on amounts borrowed from the FHLB. No ready market exists for this stock and it has no quoted market value. The Bank's investment in this stock is carried at cost

         Bank-Owned Life Insurance
         -------------------------

               The Bank is the beneficiary of insurance policies on the lives of officers and some employees of the Bank. The Bank has recognized the cash value amount that could be realized under the insurance policies as an asset in the consolidated balance sheets.

         Income Taxes
         ------------

               Income tax expense is based on the results of operations, adjusted for permanent differences between items of income or expense reported in the financial statements and those reported for tax purposes. Deferred income taxes are recognized for the tax consequences of temporary differences between financial statement carrying amounts and the tax bases of assets and liabilities. Deferred income taxes are provided on income and expense items when they are reported for financial statement purposes in periods different from the periods in which these items are recognized in the income tax returns. Deferred tax assets are recognized only to the extent that it is more likely than not such amounts will be realized based upon consideration of available evidence, including tax planning strategies and other factors.

         Comprehensive Income
         --------------------

               Comprehensive income includes all changes in stockholders' equity during a period, except those relating to investments by and distributions to stockholders. The Company's comprehensive income consists of net income and unrealized gains and losses on securities available-for-sale. Accumulated other comprehensive income is displayed as a separate component of stockholders' equity.

         Earnings Per Share
         ------------------

               Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if potentially dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potentially dilutive common shares that may be issued by the Company relate soley to outstanding stock options, and are determined using the treasury stock method. All share and per share amounts are restated for stock splits and stock dividends that occur prior to the issuance of the financial statements.

Earnings per share for the years ended December 31, 2006 and 2005 have been computed as follows.

                                                         2006            2005
                                                      ---------       ---------

Net Income                                            $ 695,510       $ 610,720
                                                      =========       =========

Weighted average shares outstanding (basic)             841,324         833,480
Effect of dilutive stock options                         58,322          16,396
                                                      ---------       ---------

Weighted average shares outstanding (diluted)           899,646         849,876
                                                      =========       =========

Per share information:
     Basic earnings per share                            $ 0.83          $ 0.74
     Diluted earnings per share                          $ 0.77          $ 0.72

There were no options that would cause an antidilutive effect on earnings per share in the years ending December 31, 2006 or 2005.

         Stock-Based Compensation
         ------------------------

               Effective January 1, 2006, The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" as revised by SFAS No. 123 (R), "Share-Based
Payments," using the modified prospective method. Under this method, the share-based compensation cost recognized beginning January 1, 2006, includes compensation cost for (1) all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value originally estimated in accordance with the provisions of SFAS No. 123 and (ii) all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 (R). Compensation cost under SFAS No. 123 (R) is recognized ratably using the straight-line attribution method over the expected vesting period or to the retirement eligibility date, if less than the vesting period when vesting is not contingent upon any future performance.

               Prior to January 1, 2006 the Company applied the intrinsic value method to account for stock-based compensation. Under this method, compensation cost is recognized for awards of shares of common stock to employees only if the quoted market price of the stock at the measurement date is greater than the price the employee must pay to acquire the stock.

                No options were granted or vested in 2006 or 2005. Accordingly, no compensation expense has been recognized in the consolidated financial statements for 2006 and 2005.

         Advertising Costs
         -----------------

               Advertising and marketing costs are expensed as incurred and for the years ended December 31, 2006 and 2005 totaled $385,955 and $317,966, respectively.

         Discontinued Operations and Assets Held for Sale
         ------------------------------------------------

         The Company had previously entered into a definitive agreement to sell the intangible assets and goodwill of its wholly-owned subsidiary, Armor Insurance Group, Inc.

         In 2005 the Company realized certain cash proceeds on the sale of intangible assets and goodwill in the amount of $307,201 resulting in a before tax gain on sale of $307,201 and tax-adjusted gain on sale of approximately $188,565. The Company also liquidated certain tangible assets, including furniture and equipment during 2005. A before tax gain on sale was realized in 2005 on the sale of these tangible assets in the amount of $31,227. The 2005 tax-adjusted gain on sale of the tangible assets was $19,167. Overhead expenses net of income tax expense of $ 124,088 was incurred in 2005 resulting in 2005 before tax net income from the discontinued component of $214,339 and 2005 tax-adjusted net income from the discontinued component of $ 131,375.



2. RECENT ACCOUNTING PRONOUNCEMENTS

         In May 2005, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3." This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. In the case of impracticability in retrospective application, the statement gives guidance as to the appropriate treatment of the change or correction. The statement is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material impact on the Company's financial condition, results of operation or liquidity.

         In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments." SFAS No.155 amends SFAS No. 133 and SFAS No. 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 is not expected to have a significant impact on the Company's financial position or results of operations.

         In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Ther adoption of FIN 48 is not expected to have a significant impact on the Company's financial position or result of operations.

         In September 2006, the FASB's Emerging Issues Task Force ("EITF") issued EITF Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements." EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee's benefit during his or her retirement, then the liability recognized during the employee's active service period should be based on the future cost of insurance to be incurred during the employee's retirement. Alternatively, if the policy holder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106 or Accounting Principles Board Opinion No. 12, as appropriate. For transition, an entity can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption. Adoption is required in fiscal years beginning after December 15, 2007, with early adoption permitted. The Company is currently analyzing the effects of EITF 06-4 but does not expect its implementation will have a material impact on the Company's consolidated financial position or results of operations.

         In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value under Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company is currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on the Company's consolidated financial position or results of operations.

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is currently analyzing the effect, if any, on the consolidated financial position or results of operations

3. INVESTMENT SECURITIES

         The amortized cost and estimated fair value of investment securities are summarized as follows:

                                                                Gross         Gross      Estimated
                                                Amortized     Unrealized    Unrealized      Fair
                                                   Cost         Gains         Losses        Value
                                               -----------   -----------   -----------   -----------
December 31, 2006:
   Investment securities available-for-sale:
     Obligations of U.S. Government agencies   $ 1,000,000   $         -   $    10,011   $   989,989
     Mortgage-backed securities                  2,110,408        13,450        12,860     2,110,998
                                               -----------   -----------   -----------   -----------
                                                 3,110,408        13,450        22,871     3,100,987
                                               -----------   -----------   -----------   -----------
   Investment securities held-to-maturity:
     Collateralized mortgage obligations            26,117             -           129        25,988
     Mortgage-backed securities                  6,444,469             -       259,186     6,185,283
                                               -----------   -----------   -----------   -----------
                                                 6,470,586             -       259,315     6,211,271
                                               -----------   -----------   -----------   -----------

                                               $ 9,580,994   $    13,450   $   282,117   $ 9,312,258
                                               ===========   ===========   ===========   ===========
December 31, 2005:
   Investment securities available-for-sale:
     Obligations of U.S. Government agencies   $ 1,000,000   $         -   $    19,974   $   980,026
     Mortgage-backed securities                  3,255,007        11,406        25,415     3,240,998
                                               -----------   -----------   -----------   -----------
                                                 4,255,007        11,406        45,389     4,221,024
                                               -----------   -----------   -----------   -----------
   Investment securities held-to-maturity:
     Collateralized mortgage obligations            90,558            27           326        90,259
     Mortgage-backed securities                  7,533,229             -       314,996     7,218,234
                                               -----------   -----------   -----------   -----------
                                                 7,623,787            27       315,322     7,308,493
                                               -----------   -----------   -----------   -----------

                                               $11,878,794   $    11,433   $   360,711   $11,529,517
                                               ===========   ===========   ===========   ===========

The amortized cost and estimated fair values of investment securities by contractual maturity date at December 31, 2006 are as follows:


                                                                     Estimated
                                                    Amortized          Fair
                                                       Cost            Value
                                                   -----------      -----------

Investment securities available-for-sale:
   Within one year                                 $         -      $         -
   1 -   5 years                                     1,041,764        1,031,684
   6 - 10 years                                        332,949          324,997
   After 10 years                                    1,735,696        1,744,306

Investment securities held-to-maturity:
   Within one year                                      26,118           25,988
   1 -   5 years                                             -                -
   6 - 10 years                                              -                -
   After 10 years                                    6,444,468        6,185,283
                                                   -----------      -----------

         Totals                                    $ 9,580,995      $ 9,312,258
                                                   ===========      ===========

         Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

         The Company did not sell any available for sale securities in the years ended December 31, 2006 or 2005. Accordingly, the Company did not recognize any gross realized gains or losses, or receive any proceeds from the sale of available for sale securities for the years ended December 31, 2006 or 2005.
         Gross unrealized losses by length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2006 are as follows:

                                                    Continuous Unrealized
                                                      Losses Existing for
                                                      -------------------      Total
                                       Estimated    Less than    More than   Unrealized
   Available-for-Sale                 Fair Value    12 Months    12 Months     Losses
   ------------------                 ----------    ---------    ---------     ------
U. S. Agency                          $  989,989   $        -   $   10,011   $   10,011
Mortgage-backed securities                41,695           69       12,791       12,860
                                      ----------   ----------   ----------   ----------
                                      $1,031,684   $       69   $   22,802   $   22,871
                                      ==========   ==========   ==========   ==========

                                                    Continuous Unrealized
                                                      Losses Existing for
                                                      -------------------      Total
                                       Estimated    Less than    More than   Unrealized
   Held-to-Maturity                   Fair Value    12 Months    12 Months     Losses
   ----------------                   ----------    ---------    ---------     ------

Collateralized mortgage obligations   $   25,988   $        -   $      129   $      129
Mortgage-backed securities             6,185,283            -      259,186      259,186
                                      ----------   ----------   ----------   ----------

                                      $6,211,271   $        -   $  259,315   $  259,315
                                      ==========   ==========   ==========   ==========

         At December 31, 2006, twelve debt securities have unrealized losses with aggregate depreciation of 3.17% from the Company's amortized cost basis. These losses relate principally to market changes in interest rates since the original purchase. These factors coupled with the fact the Company has both the intent and ability to hold these investments for a period of time sufficient to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the available-for-sale and held-to-maturity portfolio are temporary.

4. LOANS RECEIVABLE

         Loans receivable consist of the following at December 31:

                                                     2006               2005
                                                -------------      -------------
     Categories:
       Mortgage loans:
         Residential:
           Permanent 1 - 4 single family        $  22,613,986      $  19,628,425
           Land                                         1,229              2,082
           Commercial                              30,616,390         24,234,811
       Consumer loans:
         Home equity loans                         36,404,602         38,239,422
         Secured loans                             16,770,081         18,900,252
         Other                                      3,481,392          3,383,821
       Commercial                                  13,428,946          4,358,025
                                                -------------      -------------
               Total loans                        123,316,626        108,746,838
       Net deferred loan costs                        477,520            564,724
                                                -------------      -------------
                                                  123,794,146        109,311,562
       Less allowance for loan losses                 859,389            732,315
                                                -------------      -------------

               Loans receivable, net            $ 122,934,757      $ 108,579,247
                                                =============      =============

         Loans aggregating approximately $56.5 million and $56.1 million have been pledged to the FHLB as collateral for credit extended by the FHLB for short-term borrowings at December 31, 2006 and 2005, respectively.

         Nonperforming loans amounted to $257,477 and $114,894 as of December 31, 2006 and 2005, respectively. The amount of interest income that would have been recorded on loans in nonaccrual status as of December 31, 2006 and 2005, had such loans performed in accordance with their terms, was $8,861 and $5,121, respectively.

         The allowance for loan losses activity for the years ending December 31, is as follows:

                                                    2006              2005
                                                 ---------         ---------

         Balance at beginning of year            $ 732,315         $ 682,339
         Provision for loan losses                 475,604           354,859
         Recoveries                                 61,021            64,301
         Loan loss write-offs                     (409,551)         (369,184)
                                                 ---------         ---------

        Balance at end of year                   $ 859,389         $ 732,315
                                                 =========         =========

Impairment of loans having recorded investments of $257,477 and $114,894 at December 31, 2006 and 2005, respectively, has been recognized in conformity with SFAS No. 114 as amended by SFAS No. 118. The average recorded investments in impaired loans during 2006 and 2005 approximate $325,857 and $292,000, respectively. Interest income on impaired loans of approximately $3,215 and $1,675 was recognized for cash payments received in the years ended December 31, 2006 and 2005, respectively. The Bank is not committed to lend additional funds to debtors whose loans have been modified. The valuation allowance for impaired loans was $134,954 and $58,536 at December 31, 2006 and 2005, respectively.

         In the normal course of banking business, loans are made to officers and directors and their affiliated interests. These loans are made on substantially the same terms and conditions as those prevailing at the time for comparable transactions with outsiders and are not considered to involve more than the normal risk of collectibility. As of December 31, activity in such loans outstanding, both direct and indirect (including guarantees), to directors, their associates and policy-making officers were as follows:

                                                         2006           2005
                                                     -----------    -----------

         Balance at beginning of year                $ 1,335,899    $   941,021
         Balance of newly installed board members              -        373,933
         Additional borrowings                           668,914        235,659
         Repayments                                     (125,891)      (214,714)
                                                     -----------    -----------

         Balance at end of year                      $ 1,878,922    $ 1,335,899
                                                     ===========    ===========



5. PROPERTY AND EQUIPMENT

         Property  and  equipment  at  December  31  are   summarized  by  major
classifications as follows:

                                                         2006          2005
                                                     -----------   -----------

         Building                                    $ 1,873,462   $ 1,873,462
         Leasehold improvements                          770,456       767,539
         Furniture, fixtures and equipment             2,440,717     2,290,096
                                                     -----------   -----------
                                                       5,084,635     4,931,097
           Less accumulated depreciation               2,520,018     2,136,290
                                                     -----------   -----------
                                                       2,564,617     2,794,807
         Land                                          1,018,814     1,042,994
                                                     -----------   -----------
                                                     $ 3,583,431   $ 3,837,801
                                                     ===========   ===========

         Depreciation expense totaled $358,554 and $411,005 for the years ended December 31, 2006 and 2005, respectively.

         The Bank occupies a branch banking facility in Columbia, Maryland and has prepaid ten years of rent totaling $327,218 for the period July 1, 1999 to June 30, 2009. BUCS Federal has the option to extend the lease for three 5-year periods at a rent to be determined. Occupancy expense is charged $2,750 per month for rent and amortization of the $327,218 prepaid amount.

At December 31, 2006, future minimum lease payments under non-cancelable operating leases having an initial term in excess of one year are as follows:

Years ending December 31:
               2007                                          $88,390
               2008                                           88,390
               2009                                           71,557
               2010                                           30,701
               2011 and thereafter                                 -
                                                         -----------
               Total minimum lease payments              $   279,038
                                                         ===========

6.   DEPOSITS

         Deposits at December 31, 2006 and 2005 were as follows:

                                                          2006           2005
                                                    -------------   ------------

      Checking                                      $  14,473,506   $ 14,969,815
      Regular savings                                  19,054,277     24,845,654
      Money markets                                    42,036,937     29,307,778
      IRA's floating rate                               1,649,944      2,863,004
      Certificate of deposits (including IRA CDs)      35,231,301     23,567,992
                                                    -------------   ------------

                                                    $ 112,445,965   $ 95,554,243
                                                    =============   ============


Scheduled maturities of certificate of deposits are as follows:

                                                                   December 31,
                                                                       2006
                                                                  ------------

                            2007                                  $ 22,717,615
                            2008                                     5,196,330
                            2009                                     3,936,206
                            2010                                     1,316,167
                            2011                                     2,064,983
                                                                  ------------

                                                                  $ 35,231,301
                                                                  ============

         Officers' and directors' savings accounts amounted to approximately $1,674,000 and $1,556,000 at December 31, 2006 and 2005, respectively.

         The Bank offers an indexed certificate of deposit product in which the returns to investors are based upon an equity index. In order to effectively limit the loss exposure associated with this product the Bank has entered into hedging transactions which limit the Bank's exposure. As a result of these hedges the Bank will not pay more than the market rate of interest paid on similar term, fixed rate certificate of deposit products. As of December 31, 2006 these indexed products totaled $1,318,579.

         Deposits over $100,000  approximated  $18,778,628  and  $19,249,144  at
December 31, 2006 and 2005, respectively.

7. BORROWED FUNDS

         Borrowings consist of FHLB advances at December 31, 2006 and 2005 and are summarized as follows:

                                        2006                       2005
                              ------------------------    ----------------------

                                              Weighted                  Weighted
                                              Average                   Average
                                              Interest                  Interest
                                  Amount        Rate         Amount      Rate
                              ------------     ----       -----------    ----

      Less than one year       $15,400,000     5.20%      $18,800,000    4.31%
      One to two years           5,000,000     3.91         2,400,000    3.18
      Two to three years                 -        -         5,000,000    3.91
      Three to four years                -        -                 -       -
      Four to five years                 -        -                 -       -
      Thereafter                         -        -         1,500,000    4.79
                               -----------                -----------

                               $20,400,000     4.89%      $27,700,000    4.17%
                               ===========                ===========


         The Company has $13,400,000 in adjustable rate advances and $7,000,000 in fixed rate advances from the FHLB at December 31, 2006.

         At December 31, 2006, the Company had line of credit commitments with the FHLB totaling $45,020,400 of which $20,400,000 was advanced and $24,620,400 was available.

         The Bank has pledged its qualified portfolio of residential real estate mortgage loans and home equity loans as collateral for FHLB advances.

8.   GUARANTEED PREFERRED BENEFICIAL INTEREST IN COMPANY'S SUBORDINATED DEBT

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

      The interest rate on the Capital Securities and Junior Subordinated Debt is fixed at 6.65% until April 7, 2008. The interest rate resets quarterly after April 7, 2008 to LIBOR plus 3.25%. The interest rate at December 31, 2006 was 6.65%. The proceeds were used for general corporate purposes, including in part to fund the purchase of mortgage-backed securities in connection with a leverage strategy.

9. INCOME TAXES

         Income tax expense for the years ended December 31, consisted of the following:

                                                  2006                  2005
                                               ---------             ---------

         Current income taxes:
           Federal                             $ 509,576             $ 380,710
           State                                 112,809                84,281
                                               ---------             ---------
                                                 622,385               464,991
                                               ---------             ---------

         Deferred income taxes:
           Federal                              (107,953)              (74,949)
           State                                 (23,899)              (16,592)
                                               ---------             ---------
                                                (131,852)              (91,541)
                                               ---------             ---------

               Total income tax expense        $ 490,533             $ 373,450
                                               =========             =========

         Temporary differences between the amounts reported in the financial statements and the tax bases of assets and liabilities result in deferred taxes. Deferred tax assets and liabilities, shown as the sum of the appropriate tax effect for each significant type of temporary difference, are presented below for the years ended December 31:

                                                                       2006           2005
                                                                    ---------      ---------
    Deferred tax assets:
      Deferred compensation                                         $  60,540      $  47,196
      Depreciation                                                      2,460              -
      Allowance for loan losses                                       202,875        153,800
                                                                    ---------      ---------

          Gross deferred tax assets                                   265,875        200,996
                                                                    ---------      ---------

    Deferred tax liabilities:
      Deferred loan costs                                             126,824        159,033
      Depreciation                                                          -         30,140
      Other                                                                 -          4,623
                                                                    ---------      ---------


          Gross deferred tax liabilities                              126,824        193,796
                                                                    ---------      ---------

    Net deferred taxes from operations                                139,051          7,200

    Unrealized (gains) losses on available-for-sale securities         (3,638)        13,124
                                                                    ---------      ---------

          Net deferred tax asset                                    $ 135,413      $  20,325
                                                                    =========      =========


         A two-year reconciliation of the difference between the statutory federal income tax rate and the effective tax rate for the Company is as follows:

                                                                     2006            2005
                                                                     ----            ----

         Federal income tax rate                                     34.0%           34.0%
         Increase (decrease) resulting from:
           State income taxes, net of federal income tax benefit      4.6             4.6
           Other                                                      2.7             (.9)
                                                                     ----            ----

               Effective tax rate                                    41.3%           37.7%
                                                                     ====            ====


10. EMPLOYEE BENEFIT PLANS


         401(k) Plan
         -----------

               The Bank  has a  401(k)  plan  for all  eligible  employees.  The contribution to the plan is a fixed percentage of the participants' compensation. The cost of the plan for the years ended December 31, 2006 and 2005 approximated $90,939 and $78,746, respectively.

         Deferred Compensation Plan
         --------------------------

               The Company has entered into a deferred compensation agreement with its Chief Executive Officer. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreement until the full eligibility date of the participant. The expense incurred for this plan for the years ended December 31, 2006 and 2005 was $47,509 and $47,197 respectively. The Company is a beneficiary of life insurance policies, with an aggregate cash surrender value of $2,294,770 at December 31, 2006, that was purchased as a method of partially financing benefits under this plan.

         Employee Stock Ownership Plan
         -----------------------------

               The Company  sponsors a leveraged  employee stock  ownership plan
(ESOP) that covers all employees who work twenty or more hours per week. The Company makes annual contributions to the ESOP equal to the ESOP's debt service. ESOP shares are pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active employees based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the balance sheets. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares and the shares become outstanding for earnings-per-share
(EPS) computations. ESOP compensation expense was $120,391 and $98,137 for the years ended December 31, 2006 and 2005, respectively. The ESOP shares for the year ended December 31, 2006 were as follows:

               Allocated shares                                 34,592
               Shares released for allocation                    7,843
               Unreleased shares                                32,940
                                                                ------

                   Total ESOP shares                            75,375
                                                                ======

         Fair value of unreleased shares at December 31, 2006 was $775,737.



         Stock Options
         -------------

                The Company has stock option award arrangements, which provide for the granting of options to acquire common stock, with directors and key employees. Option prices are equal to or greater than the estimated fair value of the common stock at the date of the grant. The majority of options granted under the 2002 Stock Option Plan (the "Plan") vested upon issuance, certain other options granted have a three-year vesting schedule with the first year vested upon issuance. Options do not become exercisable until six months after the date of grant. All options expire ten years after the date of grant.

     Information with respect to stock options is as follows for the year ended December 31, 2006 and 2005:

                                                            2006                        2005
                                                  ----------------------         ---------------------
                                                                Weighted                      Weighted
                                                                Average                       Average
                                                    Number      Exercise           Number     Exercise
                                                   of Shares     Price            of Shares    Price
                                                   ---------     -----            ---------    -----

         Outstanding at beginning of year           95,586      $ 9.18              95,586     $ 9.18
         Granted                                         -         .00                   -        .00
         Exercised                                       -         .00                   -        .00
         Forfeited/cancelled                             -         .00                   -        .00
                                                    ------      ------              ------     ------

         Outstanding at end of year                 95,586      $ 9.18              95,586     $ 9.18
                                                    ======      ======              ======     ======


          Options  outstanding  are  summarized as follows at December 31, 2006:

                    Options Outstanding and Exercisable
                -----------------------------------------------
                                                    Weighted
                                                     Average
                                                    Remaining
                                                   Contractual
                Exercise                              (Years)
                  Price             Shares             Life
                  -----             ------             ----

                 $ 8.73             24,926               5.3
                 $ 9.34             70,660               6.7
                                    ------
                                    95,586

No options have been granted since August 25, 2003 and all outstanding options were fully vested as of April 29, 2004. At December 31, 2006, outstanding options, all of which are fully-vested, have a weighted average remaining contractual life of 6.3 years and an aggregate intrinsic value of $1.4 million. No options were exercised in the years ended December 31, 2006 and 2005.

12. REGULATORY CAPITAL

         The Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital accounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes as of December 31, 2006, that the Bank meets all capital adequacy requirements to which they are subject.

         As of December 31, 2006, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

         Actual capital amounts and ratios for the Bank are presented in the table below:

                                                                                                          To be
                                                                                                     Well Capitalized
                                                                                                        Under Prompt
                                                                               For Capital            Corrective Action
                                                      Actual                 Adequacy Purposes            Provision
                                             -----------------------    -------------------------    ---------------------
                                                Amount       Ratio          Amount        Ratio       Amount        Ratio
                                                ------       -----          ------        -----       ------        -----
As of December 31, 2006:
   Total capital (to risk-weighted assets)   $13,112,000      10.8%       $9,738,160       8.0%     $12,172,700      10.0%

   Tier 1 capital (to risk-weighted assets)   13,118,000      10.8         4,869,080       4.0        7,303,620       6.0

    Tier 1 capital (to average assets)        13,118,000       8.8         5,874,280       4.0        7,342,850       5.0

                                                                                                          To be
                                                                                                     Well Capitalized
                                                                                                        Under Prompt
                                                                               For Capital            Corrective Action
                                                      Actual                 Adequacy Purposes            Provision
                                             -----------------------    -------------------------    ---------------------
                                                Amount       Ratio          Amount        Ratio       Amount        Ratio
                                                ------       -----          ------        -----       ------        -----

As of December 31, 2005:
   Total capital (to risk-weighted assets)   $11,527,000      10.5%       $8,819,840       8.0%     $11,024,800      10.0%

   Tier 1 capital (to risk-weighted assets)   11,548,000      10.5         4,409,920       4.0        6,614,880       6.0

   Tier 1 capital (to average assets)         11,548,000       8.9         5,172,400       4.0        6,465,500       5.0


13. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

           The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

           Cash and Cash Equivalents
           -------------------------

                For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

           Interest-bearing Deposits in Other Banks
           ----------------------------------------

                The fair values for interest-bearing deposits approximate its carrying amount.

           Investment Securities
           ---------------------

                For all investments in debt securities, fair values are based on quoted market prices. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

           Loans Receivable
           ----------------

                The fair value of categories of fixed rate loans, such as commercial loans, residential mortgage, and other consumer loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Other loans, including variable rates loans, are adjusted for differences in loan characteristics.

           Investment in Federal Home Loan Bank of Atlanta Stock
           -----------------------------------------------------

                The carrying amount of Federal Home Loan Bank of Atlanta (FHLB) Stock is a reasonable estimate of fair value as FHLB stock does not have a readily available market and can only be sold back to the FHLB at its par value of $100 per share.

           Bank-owned Life Insurance
           -------------------------

                The carrying amount of bank-owned life insurance policies is equivalent to the actual cash surrender value of the insurance policies purchased by the Company.

           Deposits
           --------

                The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

           Borrowed Funds
           --------------

                The fair value of borrowed funds was determined using a cash flow approach based on market rates.

           Commitments to Extend Credit
           ----------------------------

                The Company's adjustable rate commitments to extend credit move with market rates and are not subject to interest rate risk. For the Company's fixed rate commitments to extend credit, fair value considers the difference between current levels of interest rates and the committed rates.

The estimated fair values of the Bank's financial instruments as of December 31, are as follows:

                                                                  2006                                2005
                                                   ---------------------------------   -------------------------------
                                                                         Estimated                          Estimated
                                                      Carrying             Fair             Carrying          Fair
                                                       Amount              Value             Amount           Value
                                                       ------              -----             ------           -----
       Financial assets:
         Cash and cash equivalents                 $  2,074,091       $  2,074,091       $  2,246,408     $  2,246,408
         Interest-bearing deposits in
           other banks                                5,832,667          5,832,667          6,773,975        6,773,975
         Investment securities                         9,571573          9,312,258         11,844,811       11,529,517
         Loans receivable                           122,934,757        121,152,742        108,579,247      107,228,000
         Investment in FHLB stock                     1,192,200          1,192,200          1,583,500        1,583,500
         Bank-owned life insurance                    2,294,770          2,294,770          2,213,018        2,213,018

       Financial liabilities:
         Deposits                                   112,445,965        113,750,000         95,554,243       95,830,000
         Borrowed funds                              20,400,000         20,307,000         27,700,000       27,573,000
         Guaranteed preferred beneficial
           interest in subordinated debt              3,000,000          3,000,000          3,000,000        3,000,000

       Off-Balance Sheet Financial Assets:

                                                                    2006                                   2005
                                                     -----------------------------         ----------------------------
                                                     Estimated                             Estimated
                                                     Contract           Estimated          Contract          Estimated
                                                      Amount            Fair Value          Amount           Fair Value
                                                      ------            ----------          ------           ----------

       Commitments to extend credit               $  37,001,112       $ 37,001,112        $30,952,000      $30,952,000
       Commercial Letters of Credit                     140,000            140,000            200,000          200,000


14. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

           In the normal course of business, the Company has various outstanding credit commitments which are properly not reflected in the financial statements. These commitments are made to satisfy the financing needs of the Company's clients. The associated credit risk is controlled by subjecting such activity to the same credit and quality controls as exist for the Company's lending and investing activities. The commitments involve diverse business and consumer customers and are generally well collateralized. Management does not anticipate that losses, if any, which may occur as a result of these commitments would materially affect the stockholders' equity of the Company. Since a portion of the commitments have some likelihood of not being exercised, the amounts do not necessarily represent future cash requirements.

           Loan and credit line commitments, totaled $37,001,112 at December 31, 2006 and $30,952,435 at December 31, 2005. These commitments are contingent upon continuing customer compliance with the terms of the agreement.

           Variable rate loan commitments were at current market rates ranging from 7.25% to 9.25% for December 31, 2006.

15. RENT/RELATED PARTY TRANSACTIONS

           The Bank occupies administrative and banking facilities in Owings Mills, Maryland. The Bank does not make rental payments on these premises. However, BUCS Federal has an agreement with CareFirst (Blue Cross/Blue Shield of Maryland) through March 2009 to process and maintain a cash facility on premises. The estimated value of these service fees for rent expense approximates $120,000 per annum. Non-interest income and occupancy expense include recognition of this agreement.

           In November 2002 the Company entered into an agreement to sublease additional administrative and banking facility space in Owings Mills from CareFirst with an initial term through November 30, 2009. The Bank is required to pay $21,898 per annum under the sublease during the term of the agreement.

16. PARENT COMPANY FINANCIAL STATEMENTS

           Condensed financial information for BUCS Financial Corp (parent company only) is as follows:

                                             CONDENSED BALANCE SHEETS
                                            DECEMBER 31, 2006 AND 2005

                                     ASSETS
                                                                                  2006                    2005
                                                                              ------------            ------------
Cash                                                                          $  1,458,928            $  2,165,090
Investment in subsidiaries                                                      13,111,789              11,546,608
Notes receivable                                                                   136,122                 200,942
Other                                                                              804,454                 643,778
                                                                              ------------            ------------

         Total assets                                                         $ 15,511,293            $ 14,556,418
                                                                              ============            ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Other                                                                      $    218,395            $     47,612
   Long-term notes payable                                                       3,000,000               3,000,000
                                                                              ------------            ------------

         Total liabilities                                                       3,218,395               3,047,612
                                                                              ------------            ------------


Stockholders' equity:
   Common stock                                                                     88,211                  80,197
   Stock dividend distributable                                                          -                   8,724
   Additional paid-in capital                                                    5,317,787               5,229,806
   Retained earnings                                                             6,892,682               6,210,938
   Accumulated other comprehensive (loss) income                                    (5,782)                (20,859)
                                                                              ------------            ------------

           Total stockholders' equity                                           12,292,898              11,508,806
                                                                              ------------            ------------

           Total liabilities and stockholders' equity                         $ 15,511,293            $ 14,556,418
                                                                              ============            ============


                       CONDENSED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                                 2006           2005
                                                              ---------      ---------
Interest income                                               $  70,324      $  61,679

Management Fee income                                                 -        132,500

Operating expenses                                              270,682        251,295
                                                              ---------      ---------

Loss before income tax benefit and equity
   in undistributed income of subsidiaries                     (200,448)       (57,116)

Income tax benefit                                              (45,234)       (21,821)
                                                              ---------      ---------

Loss before income in undistributed income of subsidiaries     (155,214)       (35,295)

Equity in undistributed income of subsidiaries                  850,724        646,015
                                                              ---------      ---------

Net income                                                    $ 695,510      $ 610,720
                                                              =========      =========

                       CONDENSED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


                                                                     2006           2005
                                                                 -----------    -----------
Cash flows from operating activities:
   Net income                                                    $   695,510    $   610,720
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Equity in undistributed income of subsidiaries                 (850,724)      (646,015)
     Net (increase) decrease in other assets                        (305,293)           410
     Net increase in other liabilities                               190,235              -
                                                                 -----------    -----------

           Net cash used in operating activities                    (270,272)       (34,885)
                                                                 -----------    -----------

Cash flows from investing activities:
   Investment in subsidiaries                                       (500,000)             -
   Proceeds from notes receivable                                     64,820         32,410
                                                                 -----------    -----------

           Net cash (used in) provided by investing activities      (435,180)        32,410
                                                                 -----------    -----------

Cash flows from financing activities:
   Net proceeds from sale of subsidiary                                    -        841,899
   Cash paid for fractional shares of stock dividend                    (710)             -
                                                                 -----------    -----------

           Net cash (used in) provided by financing activities          (710)       841,899
                                                                 -----------    -----------

NET (DECREASE) INCREASE IN CASH                                     (706,162)       839,424

CASH AT BEGINNING OF YEAR                                          2,165,090      1,325,666
                                                                 -----------    -----------

CASH AT END OF YEAR                                              $ 1,458,928    $ 2,165,090
                                                                 ===========    ===========

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 30, 2007.

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

         Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 30, 2007.


/s/Allen Maier                                       /s/Joseph Pescrille
----------------------------------------------       -----------------------------------------
Allen Maier                                          Joseph Pescrille
Chairman and Director                                Vice Chairman and Director

                                                     /s/M. Robin Copeland
----------------------------------------------       -----------------------------------------
Brian Bowers                                         M. Robin Copeland
Treasurer and Director                               Secretary and Director

/s/Thomas Markel                                    /s/ A. Virginia Wampler
---------------------------------------------       -----------------------------------------
Thomas Markel                                        A. Virginia Wampler
Director                                             Director

/s/Harry Fox
----------------------------------------------       -----------------------------------------
Harry Fox                                            Peg Ohrt
Director                                             Director

/s/Dale Summers                                      /s/Herbert J. Moltzan
----------------------------------------------       -----------------------------------------
Dale Summers                                         Herbert J. Moltzan
Director                                             President, Chief Executive Officer
                                                     and Director (Principal Executive Officer)

/s/Matthew J. Ford                                   /s/Joseph Mezzanotte
----------------------------------------------       -----------------------------------------
Matthew J. Ford                                      Joseph Mezzanotte
Chief Financial Officer (Principal Accounting        Director
and Financial Officer)


----------------------------------------------
Gregory A. Devou
Director
